Form 10-Q
period 1996-06-30
REMEDYTEMP INC
filed 1996-08-16
CIK 1013467

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                       TO

                         COMMISSION FILE NUMBER 0-5260

                                REMEDYTEMP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    95-2890471
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

           32122 CAMINO CAPISTRANO
       SAN JUAN CAPISTRANO, CALIFORNIA                            92675
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (714) 661-1211

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

     As of August 16, 1996 there were 8,888,333 shares of common stock of the Registrant outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                REMEDYTEMP, INC.

                                     INDEX

                                                                                       PAGE NO.
                                                                                       ---------
PART I -- FINANCIAL INFORMATION
          Balance sheet -- June 30, 1996 and October 1, 1995.........................      2
          Statement of income -- three months and nine months ended June 30, 1996 and
            July 2, 1995.............................................................      3
          Statement of shareholders' equity -- for the years ended October 2, 1994
            and October 1, 1995, and the nine months ended June 30, 1996.............      4
          Statement of cash flows -- nine months ended June 30, 1996 and July 2,
            1995.....................................................................      5
          Notes to financial statements..............................................      6
          Management's discussion and analysis of financial condition and results of
            operations...............................................................      9
PART II -- OTHER INFORMATION
          Item 4  Submission of matters to a vote of security holders................     13
          Item 6  Exhibits and reports on Form 8-K...................................     13

                        PART I -- FINANCIAL INFORMATION

                                REMEDYTEMP, INC.

                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                                             JUNE 30,
                                                                               1996
                                                                 JUNE 30,   PRO FORMA    OCTOBER 1,
                                                                   1996      (NOTE 3)       1995
                                                                 --------   ----------   -----------
                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents....................................   $           $            $ 2,204
  Accounts receivable..........................................    37,106      37,106       33,068
  Prepaid expenses and other current assets....................     3,250       3,250        2,248
  Current portion of net investment in direct financing
     leases....................................................       170         170          175
  Deferred income taxes........................................                   885
                                                                  -------     -------      -------
          Total current assets.................................    40,526      41,411       37,695
Fixed assets, net..............................................     4,928       4,928        4,340
Other assets...................................................     1,347       1,347          843
Net investment in direct financing leases......................       502         502          618
                                                                  -------     -------      -------
                                                                  $47,303     $48,188      $43,496
                                                                  =======     =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................   $ 2,885     $ 2,885      $   519
  Distributions payable to shareholders........................                 2,203
  Accrued workers' compensation................................     6,443       6,443        6,733
  Accrued expenses, principally payroll and related costs and
     benefits..................................................    10,547      10,547        8,544
  Debt.........................................................     4,000       4,000        6,700
  Current portion of capitalized lease obligation..............       408         408          383
  Deferred income taxes........................................       220                      167
                                                                  -------     -------      -------
          Total current liabilities............................    24,503      26,486       23,046
Deferred income taxes..........................................                 9,070
Capitalized lease obligation...................................       840         840        1,142
                                                                  -------     -------      -------
                                                                   25,343      36,396       24,188
                                                                  -------     -------      -------
Commitments and contingent liabilities
Shareholders' equity (Note 2):
  Preferred stock, par value $.01; authorized 5,000 shares;
     none outstanding
  Class A common stock, $.01 par value; authorized 50,000
     shares; 2,265 issued and outstanding......................        23          23           23
  Class B non-voting common stock, $.01 par value;
     4,530 authorized, issued and outstanding..................        45          45           45
  Additional paid-in capital...................................        84       8,165           84
  Retained earnings............................................    21,808       3,559       19,156
                                                                  -------     -------      -------
          Total shareholders' equity...........................    21,960      11,792       19,308
                                                                  -------     -------      -------
                                                                  $47,303     $48,188      $43,496
                                                                  =======     =======      =======

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                              STATEMENT OF INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        --------------------     ---------------------
                                                        JUNE 30,     JULY 2,     JUNE 30,     JULY 2,
                                                          1996        1995         1996         1995
                                                        --------     -------     --------     --------
                                                            (UNAUDITED)               (UNAUDITED)
Direct sales..........................................  $ 47,222     $36,437     $130,424     $103,957
Licensed sales........................................    25,013      16,336       70,538       41,723
Franchise royalties...................................       711         636        2,058        2,058
Initial franchise fees................................        10          59           49          161
                                                        --------     -------     --------     --------
          Total revenues..............................    72,956      53,468      203,069      147,899
Cost of direct sales..................................    36,700      27,821      100,320       79,288
Cost of licensed sales................................    18,640      12,229       52,869       31,363
Licensees' share of gross profit......................     4,309       2,768       11,863        6,942
Selling and administrative expenses...................     9,822       8,693       28,661       25,911
Depreciation and amortization.........................       539         394        1,478        1,021
                                                        --------     -------     --------     --------
          Income from operations......................     2,946       1,563        7,878        3,374
Other income:
  Interest income (expense), net......................       (25)        (12)         (61)         (36)
  Other, net..........................................       219         458          663          896
                                                        --------     -------     --------     --------
  Income before provision for income taxes............     3,140       2,009        8,480        4,234
Provision for income taxes............................        47          30          127           63
                                                        --------     -------     --------     --------
Net income............................................  $  3,093     $ 1,979     $  8,353     $  4,171
                                                        ========     =======     ========     ========
Unaudited pro forma data
  (Note 3)
Income before income taxes............................  $  3,140     $ 2,009     $  8,480     $  4,234
Provision for income taxes............................     1,256         804        3,392        1,694
                                                        --------     -------     --------     --------
Pro forma net income..................................  $  1,884     $ 1,205     $  5,088     $  2,540
                                                        ========     =======     ========     ========
Pro forma net income per share........................  $   0.25                 $   0.68
                                                        ========                 ========
Weighted average number of shares.....................     7,431                    7,431
                                                        ========                 ========

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                            CLASS A           CLASS B
                                         COMMON STOCK      COMMON STOCK     ADDITIONAL
                                        ---------------   ---------------    PAID-IN    RETAINED
                                        SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL    EARNINGS      TOTAL
                                        ------   ------   ------   ------   ----------  --------     -------
Balance at October 2, 1994............  2,265      $23    4,530      $45        $84      $13,677     $13,829
  Net income..........................                                                     6,400       6,400
  Distributions to shareholders.......                                                      (921)       (921)
                                        -----      ---    -----      ---        ---      -------     -------
Balance at October 1, 1995............  2,265       23    4,530       45         84       19,156      19,308
Unaudited Information:
  Net income..........................                                                     8,353       8,353
  Distributions to shareholders.......                                                    (5,701)     (5,701)
                                        -----      ---    -----      ---        ---      -------     -------
Balance at June 30, 1996..............  2,265      $23    4,530      $45        $84      $21,808     $21,960
                                        =====      ===    =====      ===        ===      =======     =======

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                            STATEMENT OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                           ----------------------
                                                                           JUNE 30,      JULY 2,
                                                                             1996          1995
                                                                           ---------     --------
                                                                                (UNAUDITED)
Cash flows provided by (used in) operating activities:
  Net income.............................................................   $  8,353     $  4,171
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.....................................      1,478        1,021
       Provision for losses on accounts receivable.......................      1,014          855
       Changes in assets and liabilities:
          Accounts receivable............................................     (5,052)      (4,275)
          Prepaid expenses and other current assets......................     (1,002)        (740)
          Net investment in direct financing leases......................        121         (269)
          Other assets...................................................       (504)        (430)
          Accounts payable...............................................      2,366          413
          Accrued workers' compensation..................................       (290)         131
          Accrued expenses...............................................      2,003        4,987
          Deferred taxes.................................................         53           50
                                                                            --------     --------
     Net cash provided by (used in) operating activities.................      8,540        5,914
                                                                            --------     --------
Cash flows used in investing activities:
     Purchase of fixed assets............................................     (2,066)      (1,605)
                                                                            --------     --------
     Net cash used in investing activities...............................     (2,066)      (1,605)
                                                                            --------     --------
Cash flows provided by financing activities:
     Borrowings under line of credit agreement...........................     10,348        1,329
     Repayments under line of credit agreement...........................    (13,048)      (4,450)
     Repayments under capital lease obligation...........................       (277)        (477)
     Proceeds from sale/leaseback agreement..............................                     782
     Distributions to shareholders.......................................     (5,701)
                                                                            --------     --------
     Net cash provided by (used in) financing activities.................     (8,678)      (2,816)
                                                                            --------     --------
Net (decrease) increase in cash and cash equivalents.....................     (2,204)       1,493
Cash and cash equivalents at beginning of period.........................      2,204        1,330
                                                                            --------     --------
Cash and cash equivalents at end of period...............................   $      0     $  2,823
                                                                            ========     ========
Other cash flow information
  Cash paid during the period for interest...............................   $    147     $    109
  Cash paid during the period for income taxes...........................        100            5

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

     The accompanying balance sheet at June 30, 1996, and the statements of income and of cash flows for the nine month periods ended June 30, 1996 and July 2, 1995, are unaudited. These statements have been prepared on the same basis as the Company's earlier audited financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of these interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission and declared effective on July 10, 1996.

2. INITIAL PUBLIC OFFERING AND RECAPITALIZATION

     On July 16, 1996, the Company completed an initial public offering of 3,565 shares of its Class A Common Stock at $13.00 per share (the Offering) of which 2,093 were sold by the Company and 1,472 were sold by certain pre-Offering shareholders. The net proceeds to the Company from the sale of the 2,093 shares of Class A common stock are estimated to be $23,708, after deduction of the underwriting discount of $1,905 and estimated expenses related in the offering of $1,600. A portion of the net proceeds were used to finance distributions to the Company's pre-Offering shareholders (see Note 3) with the remaining balance reserved for working capital and other general corporate use. The Company did not receive any of the proceeds from the sale of the shares of common stock offered by the pre-Offering shareholders.

     Concurrent with the offering, the Company (i) effected a 1.812-for-1 stock split of its outstanding voting and non-voting common stock, and (ii) amended its Articles of Incorporation to provide for the issuance of up to 5,000 shares of preferred stock, par value $.01, an increase in the number of voting common shares authorized from 10,000 to 50,000, a reclassification of the voting and non-voting common stock, and a decrease in the number of authorized non-voting common shares from 7,500 to 4,530. Share and per share amounts for all periods presented have been adjusted to give retroactive effect to the above.

3. PRO FORMA INFORMATION

  Unaudited pro forma net income and net income per share

     Prior to its initial public offering, as discussed in Note 2, the Company elected treatment as an S corporation for federal and state income tax purposes. Pro forma net income represents net income after pro forma provision, using a tax rate of 40%, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes for the period.

     Pro forma net income per share (unaudited) is computed by using the weighted average number of common and common equivalent shares outstanding during the period, adjusted to include the estimated number of shares required to be sold by the Company to prepay distributions to the pre-offering shareholders totaling $7,203 (636 shares as calculated based on the estimated net proceeds from the initial public offering -- see Note 2) including a $5,000 distribution paid in May 1996 and a $2,203 pro forma distributions payable to the pre-offering shareholders at June 30, 1996. The pro forma net income per share does not give effect to distributions that may be paid from earnings generated subsequent to June 30, 1996 through the termination date of the Company's S corporation status. The computation of pro forma weighted average shares outstanding gives effect to the stock split being effected in connection with the Offering (See Note 2). Historical net income per share has not been presented in view of prior period S corporation status.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Unaudited pro forma balance sheet

     In conjunction with the Offering, the Company terminated its S corporation status. As a result, the Company is required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination will result in a non-recurring net charge to earnings in the fourth quarter of fiscal 1996 resulting from differences in the tax treatment of certain of the Company's assets and liabilities under the cash and accrual methods of accounting and is reflected through an increase in current and deferred income tax liabilities, partially offset by an increase in the Company's deferred tax assets. The actual current and deferred income tax assets and liabilities and the related income tax provision will be recorded in the fourth quarter of fiscal 1996, based upon temporary differences as of the effective date of the termination. The Company has not yet finalized its detailed calculation of the current and deferred income tax assets and liabilities and the related income tax provision. The Company's unaudited pro forma consolidated balance sheet as of June 30, 1996 includes adjustments which increase aggregate deferred tax assets by $885, and deferred tax liabilities by $9,070 assuming the Company ceased to be treated as an S corporation on June 30, 1996. Had the Company elected to terminate its S corporation status at June 30, 1996, the charge to earnings would have been $7,965. The effect of the change and the actual charge to earnings may vary depending upon the Company's results of operations and financial information as of July 9, 1996, the effective date of the S corporation status termination. The Company has calculated the pro forma deferred tax assets and liabilities and provision for income taxes using the asset and liability approach in accordance with SFAS 109.

     The following presents the pro forma deferred tax assets and liabilities assuming the Company ceased to be treated as an S corporation on June 30, 1996.

            Workers' compensation.....................................  $  2,508
            Other liabilities and accruals............................     1,042
            Depreciation..............................................       484
            Bad debts.................................................       520
                                                                        --------
                      Gross deferred tax assets.......................     4,554
            Valuation allowance.......................................
                                                                        --------
                                                                           4,554
            S corporation cash basis accounting adjustment............   (12,739)
                                                                        --------
                      Gross deferred tax liabilities..................   (12,739)
                                                                        --------
            Net deferred tax liability................................  $ (8,185)
                                                                        ========

     Additionally, the unaudited pro forma balance sheet includes an adjustment to reflect an estimated $2,203 distribution to be paid to the Company's pre-Offering shareholders representing the estimated income tax obligations of the Company's pre-Offering shareholders on undistributed S corporation earnings from October 2, 1995 through June 30, 1996 (the "Assumed Distribution"). The actual amount of the Assumed Distribution may be significantly higher depending upon the Company's cash basis taxable income through the termination date of the Company's S corporation status. The pro forma balance sheet does not give effect to distributions that may be paid from S corporation earnings generated after June 30, 1996.

     The unaudited pro forma balance sheet includes the reclassification of remaining S corporation retained earnings to additional paid-in capital. The amount of retained earnings which is not reclassified represents the Company's C corporation retained earnings prior to October 1, 1987, the effective date of the Company's initial S corporation election.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following provides a summary reconciliation of the effects of the unaudited pro forma adjustments to the Company's retained earnings as of June 30, 1996:

            Unaudited balance as of June 30, 1996......................  $21,808
            Declared distribution to shareholders......................   (2,203)
            Pro forma income tax charge -- net.........................   (7,965)
            Reclassification of remaining S corporation retained
              earnings.................................................   (8,081)
                                                                          ------
                                                                         $ 3,559
                                                                          ======

4. SUBSEQUENT EVENTS

     a) On July 10, 1996, the Company granted options to purchase 422,496 shares of Class A Common Stock to certain of its directors, executive officers and employees pursuant to the 1996 Employee Stock Incentive Plan at the initial public offering price of $13.00 per share. Additionally, on July 25, 1996, the Company granted options to purchase 20,000 shares of Class A Common Stock to certain of its directors at $13.00 per share.

     b) Subsequent to the completion of the Offering, the Company repaid all amounts borrowed under its line of credit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, regarding events and financial trends which may affect the Company's future operating results and financial position. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of competition, the availability of sufficient personnel, and other risks and uncertainties as described in detail under the "Risk Factors" section and elsewhere in the Company's Prospectus dated July 10, 1996.

RESULTS OF OPERATIONS

  For the Three Months Ended June 30, 1996 Compared to the Three Months Ended July 2, 1995

     Total revenues increased 36.4% or $19.5 million from $53.5 million for the three months ended July 2, 1995 to $73.0 million for the three months ended June 30, 1996, due primarily to volume increases attributable to increased billings at existing offices (primarily in the light industrial business segment), expansion of services, including EDGE, and 18 new offices opened since the prior period. The Company's ability to continue to increase revenues depends upon many factors, including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, and manage costs. There can be no assurance that the Company's revenues will continue to increase.

     Total cost of direct and licensee sales increased 38.2% or $15.3 million from $40.1 million for the three months ended July 2, 1995 to $55.3 million for the three months ended June 30, 1996. Total cost of direct and licensee sales as a percentage of revenues increased from 74.9% for the three months ended July 2, 1995 to 75.9% for the three months ended June 30, 1996 due to the conversion of two franchises to licensees and the commensurate decline in franchise royalty revenues (which have no cost of sales and minimal related operating expenses). The Company's business mix, cost of direct sales as a percentage of direct sales, and cost of licensee sales as a percentage of licensee sales remained relatively stable. Many factors, including increased wage costs or other employment expenses, could have an adverse effect on the Company's cost of direct and licensee sales.

     Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensee operation. Licensees' share of gross profit increased 55.7% or $1.5 million from $2.8 million for the three months ended July 2, 1995 to $4.3 million for the three months ended June 30, 1996. Licensees' share of gross profit as a percentage of total revenues increased from 5.2% for the three months ended July 2, 1995 to 5.9% for the three months ended June 30, 1996. This increase resulted from an increase from 30.6% to 34.3% in the percentage of total revenues derived from licensees as a percentage of total revenue.

     Selling, general and administrative expenses (including depreciation and amortization) increased 14.0% or $1.3 million from $9.1 million for the three months ended July 2, 1995 to $10.4 million for the three months ended June 30, 1996. Selling, general and administrative expenses as a percentage of total revenues decreased from 17.0% for the three months ended July 2, 1995 to 14.2% for the three months ended June 30, 1996, largely due to the Company's total revenues expanding more rapidly than selling, general and administrative expenses. The Company has implemented several cost saving measures to maintain or reduce its level of selling, general and administrative expenses as a percentage of total revenue. Such measures include the installation of a Company-wide expense budgeting program to make corporate managers more accountable for their operating expenditures and the initiation of a profit sharing plan at the office level to pay to office and area managers based on office location operating profit. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Operating income increased 88.5% or $1.4 million from $1.6 million for the three months ended July 2, 1995 to $2.9 million for the three months ended June 30, 1996 due to factors described above. Operating income as a percentage of revenues increased from 2.9% for the three months ended July 2, 1995 to 4.0% for the three months ended June 30, 1996.

     Income before income taxes increased 56.3% or $1.1 million from $2.0 million for the three months ended July 2, 1995 to $3.1 million for the three months ended June 30, 1996 due to the factors described above. As a percentage of total revenues, income before income taxes increased from 3.8% in the three months ended July 2, 1995 to 4.3% in the three months ended June 30, 1996.

  For the Nine Months Ended June 30, 1996 Compared to the Nine Months Ended July 2, 1995

     Total revenues increased 37.3% or $55.2 million from $147.9 million for the nine months ended July 2, 1995 to $203.1 million for the nine months ended June 30, 1996 due primarily to volume increases attributable to increased billings at existing offices (primarily in the light industrial business segment), expansion of services, including EDGE, and 18 new offices opened since the prior period.

     Total cost of direct and licensee sales increased 38.4% or $42.5 million from $110.7 million for the nine months ended July 2, 1995 to $153.2 million for the nine months ended June 30, 1996. Total cost of direct and licensee sales as a percentage of revenues increased from 74.8% for the nine months ended July 2, 1995 to 75.4% for the nine months ended June 30, 1996 due to the conversion of two franchises to licenses and the commensurate decline in franchise royalty revenues (which have no cost of sales and minimal related operating expenses).

     Licensees' share of gross profit increased 70.9% or $4.9 million from $6.9 million for the nine months ended July 2, 1995 to $11.9 million for the nine months ended June 30, 1996. Licensees' share of gross profit as a percentage of total revenues increased from 4.7% for the nine months ended July 2, 1995 to 5.8% for the nine months ended June 30, 1996. This increase resulted from an increase from 28.2% to 34.7% in the percentage of total revenues derived from licensees as a percentage of total revenue.

     Selling, general and administrative expenses (including depreciation and amortization) increased 11.9% or $3.2 million from $26.9 million for the nine months ended July 2, 1995 to $30.1 million for the nine months ended June 30, 1996. Selling, general and administrative expenses as a percentage of total revenues decreased from 18.2% for the nine months ended July 2, 1995 to 14.8% for the nine months ended June 30, 1996, largely due to the Company's total revenues expanded more rapidly than selling, general and administrative expenses.

     Operating income increased 133.5% or $4.5 million from $3.4 million for the nine months ended July 2, 1995 to $7.9 million for the nine months ended June 30, 1996 due to the factors described above. Operating income as a percentage of revenues increased from 2.3% for the nine months ended July 2, 1995 to 3.9% for the nine months ended June 30, 1996.

     Income before income taxes increased 100.3% or $4.2 million from $4.2 million for the nine months ended July 2, 1995 to $8.5 million for the nine months ended June 30, 1996 due to the factors described above. As a percentage of total revenues, income before income taxes increased from 2.9% in the nine months ended July 2, 1995 to 4.2% in the nine months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operating activities was $8.5 million and $5.9 million for the nine months ended June 30, 1996 and July 2, 1995, respectively. The increase in cash flow from operating activities for the nine months ended June 30, 1996, as compared to the same period in fiscal 1995 was due to an increase in net income and a decline in the rate of increase of accounts receivable, prepaids and accrued expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Cash used for purchases of fixed assets, which are generally for computers and peripherals and office furniture and equipment, totaled $2.1 million and $1.6 million for the nine months ended June 30, 1996 and July 2, 1995, respectively. The increase during fiscal 1996 primarily reflects expenditures for computers, related software and peripheral equipment. The Company expects capital expenditures to be approximately $3.0 million over the next 12 months due to anticipated openings of new Company-owned offices and further investments in the Company's computer-based technologies.

     The Company has a revolving line of credit agreement with Bank of America and Union Bank providing for aggregate borrowings and letters of credit of $25.0 million. Interest on outstanding borrowings is payable monthly at the prime rate or, at the Company's discretion, LIBOR plus 1.95%. The line of credit is unsecured and expires on February 28, 1997. The principal use of the line of credit has been to finance receivables, to provide a letter of credit required in connection with the Company's California workers' compensation self-insurance program to meet regulatory requirements and to finance distributions made to shareholders. The Company had $6.7 million outstanding under its line of credit and $4.8 million in undrawn letters of credit as of October 1, 1995. There were $4.0 million borrowings under its line of credit and $4.0 million in undrawn letters of credit as of June 30, 1996. The bank agreements governing the lines of credit require the Company to maintain certain financial ratios and comply with certain restrictive covenants.

     On July 16, 1996, the Company completed an initial public offering of 3,565,000 shares of its Class A common stock at $13.00 per share (the Offering) of which 2,093,333 were sold by the Company and 1,471,667 were sold by certain pre-Offering shareholders. The net proceeds to the Company from the sale of the 2,093,333 shares of Class A common stock are estimated to be $23,708,396 after deduction of the underwriting discount of $1,904,933 and estimated expenses related to the offering of $1,600,000. A portion of the net proceeds were used to finance distributions to the Company's pre-Offering shareholders (see discussion below) with the remaining balance reserved for working capital and other general corporate use. The Company did not receive any of the proceeds from the sale of the shares of common stock offered by the pre-Offering shareholders.

     In conjunction with the Offering, the Company terminated its S corporation status. As a result, the Company is required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination will result in a non-recurring net charge to earnings in the fourth quarter of fiscal 1996 resulting from differences in the tax treatment of certain of the Company's assets and liabilities under the cash and accrual methods of accounting and is reflected through an increase in current and deferred income tax liabilities, partially offset by an increase in the Company's deferred tax assets. The actual current and deferred income tax assets and liabilities and the related income tax provision will be recorded in the fourth quarter of fiscal 1996, based upon temporary differences as of July 9, 1996, the effective date of the termination. If the Company had ceased to be treated as an S corporation as of June 30, 1996, the net charge would have been approximately $8.0 million. The actual charge to earnings could be greater depending upon the Company's results of operations and financial information as of the effective date of the termination. The Company has not yet finalized its detailed calculation of the current and deferred income tax assets and liabilities and the related income tax provision as of the effective date of the termination. The income tax liability will be payable in quarterly installments due over four years.

     Prior to the Offering, the Company declared a distribution to the pre-Offering shareholders in an aggregate amount equal to $5.0 million plus an additional amount equal to the pre-Offering Shareholders income tax obligations related to the Company's undistributed S corporation earnings from October 2, 1995 through the effective termination date of the Company's S corporation status. If the Company's S corporation status had terminated as of June 30, 1996, the additional distribution would have been approximately

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$2.2 million. The actual amount of this distribution may be significantly higher depending upon the Company's cash basis income from June 30, 1996 through the effective date of the S corporation status termination. The Company has not yet finalized the calculation of the additional distribution. The Company will pay the additional distribution with proceeds of the Offering. The $5.0 million amount described above was paid in May 1996 and was financed through borrowings under the Company's line of credit agreement. Subsequent to the completion of the Offering, the Company repaid such borrowings with the proceeds thereof.

SEASONALITY

     The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses. The first fiscal quarter has been historically strong as a result of manufacturing and retail emphasis on holiday sales. The second fiscal quarter historically shows little to no growth in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

                                REMEDYTEMP, INC.

                          PART II -- OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

         On April 27, 1996, the shareholders of the Company, in an action by written consent, voted on two matters. First, shareholders representing 2,165,340 shares of the Class A Common Stock (shareholders representing 99,660 shares of Class A Common Stock did not vote on the matter) voted to: 1) amend and restate the Articles of Incorporation of the Company to provide for a reclassification of the Series A Common Stock and Series B Common Stock to Class A Common Stock and Class B Common Stock, respectively; 2) provide for a 1.812 for 1 stock split; 3) require that the Bylaws of the Company be amended by shareholders only upon the vote of holders of at least 66 and 2/3 of the shares entitled to vote; and
         4) designate and delineate the rights associated with the Series A Junior participating preferred stock. Additionally, shareholders representing 2,165,340 of the shares of Class A Common Stock (shareholders representing 99,660 shares of Class A Common Stock did not vote on the matter) voted to amend and restate the Bylaws of the Company to provide that when the Company becomes a "listed corporation" within the meaning of the California Corporations Code, cumulative voting rights will be eliminated and the Company's Board of Directors will be divided into three classes.

Item 6  Exhibits and Reports on Form 8-K

(A)  EXHIBITS

     Set forth below is a list of the exhibits included as part of this Quarterly Report:

  EXHIBIT
  NUMBER     DESCRIPTION
  ------     -----------
    3.1      Amended and Restated Articles of Incorporation of the Company*
    3.2      Amended and Restated Bylaws of the Company*
    4.1      Specimen Stock Certificate*
    4.2      Shareholder Rights Agreement*
   10.1      Robert B. McDonough, Sr. Amended and Restated Employment Agreement*
   10.2      Paul W. Mikos Employment Agreement*
   10.3      R. Emmett McDonough Employment Agreement*
   10.4      Allocation Agreement with R. Emmett McDonough and Related Trusts*
   10.5      Registration Rights Agreement with R. Emmett McDonough and Related Trusts*
   10.6      Letter regarding terms of employment and potential severance of Alan M. Purdy*
   10.7      Deferred Compensation Agreement for Alan M. Purdy*
   10.8      Letter regarding potential severance of Jeffrey A. Elias*
   10.9      Form of Indemnification Agreement*
   10.10     Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr.*
   10.11     RemedyTemp, Inc. 1996 Stock Incentive Plan*
   10.12     RemedyTemp, Inc. 1996 Employee Stock Purchase Plan*
   10.13     Form of Franchising Agreement for Licensed Offices*
   10.14     Form of Franchising Agreement for Franchised Offices*
   10.15     Form of Licensing Agreement for IntellisearchSM*
   10.16     Credit Agreement among Bank of America National Trust and Savings Association,
             Union Bank and RemedyTemp, Inc. as amended*
   10.17     Paul W. Mikos Promissory Note*
   11.1      Statement Regarding Computation of Per Share Earnings
   27.1      Financial Data Schedule

- ---------------

* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the fiscal quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 16, 1996                           REMEDYTEMP, INC.

                                          /s/  PAUL W. MIKOS
                                          --------------------------------------
                                          Paul W. Mikos, President and Chief
                                          Executive Officer

                                          /s/  ALAN M. PURDY
                                          --------------------------------------
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION
  ------     -----------
    3.1      Amended and Restated Articles of Incorporation of the Company*

    3.2      Amended and Restated Bylaws of the Company*

    4.1      Specimen Stock Certificate*

    4.2      Shareholder Rights Agreement*

   10.1      Robert B. McDonough, Sr. Amended and Restated Employment Agreement*

   10.2      Paul W. Mikos Employment Agreement*

   10.3      R. Emmett McDonough Employment Agreement*

   10.4      Allocation Agreement with R. Emmett McDonough and Related Trusts*

   10.5      Registration Rights Agreement with R. Emmett McDonough and Related Trusts*

   10.6      Letter regarding terms of employment and potential severance of Alan M. Purdy*

   10.7      Deferred Compensation Agreement for Alan M. Purdy*

   10.8      Letter regarding potential severance of Jeffrey A. Elias*

   10.9      Form of Indemnification Agreement*

   10.10     Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr.*

   10.11     RemedyTemp, Inc. 1996 Stock Incentive Plan*

   10.12     RemedyTemp, Inc. 1996 Employee Stock Purchase Plan*

   10.13     Form of Franchising Agreement for Licensed Offices*

   10.14     Form of Franchising Agreement for Franchised Offices*

   10.15     Form of Licensing Agreement for IntellisearchSM*

   10.16     Credit Agreement among Bank of America National Trust and Savings Association,
             Union Bank and RemedyTemp, Inc. as amended*

   10.17     Paul W. Mikos Promissory Note*

   11.1      Statement Regarding Computation of Per Share Earnings

   27.1      Financial Data Schedule

- ---------------

* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.