Form 10-K
period 1996-09-29
REMEDYTEMP INC
filed 1996-12-24
CIK 1013467

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended September 29, 1996
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from         to


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

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:


                                      Name of Each Exchange
Title of Each Class                   on Which Registered
-------------------                   ----------------------
Class A Common Stock $.01 par value   Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by
amendment to this Form 10-K.  [    ]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on December 20, 1996 on the Nasdaq National Market was $23,792,320.

     The number of shares of Class A Common Stock outstanding as of December 16, 1996 was 5,830,100 and the number of shares of Class B Common Stock outstanding as of December 16, 1996 was 3,058,333.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 29, 1996. Portions of the Company's proxy statement to be mailed to the shareholders in connection with the Company's annual meeting of shareholders, scheduled to be held on February 19, 1997, are incorporated by reference in
Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement shall not be deemed to be part of this report.

                                REMEDYTEMP, INC.
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                        PAGE NO.
                                                                        -------

Item 1   Business                                                            3
Item 2   Properties                                                          8
Item 3   Legal Proceedings                                                   8
Item 4   Submission of Matters to a Vote of Security Holders                 8

                                    PART II
                                    -------
Item 5   Market for Registrant's Common Equity and Related
         Shareholder Matters                                                11
Item 6   Selected Financial Data                                            12
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              14
Item 8   Financial Statements and Supplementary Data                        19
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               19

                                    PART III
                                    --------
Item 10  Directors and Executive Officers of the Registrant                 20
Item 11  Executive Compensation                                             20
Item 12  Security Ownership of Certain Beneficial Owners and Management     20
Item 13  Certain Relationships and Related Transactions                     20

                                    PART IV
                                    -------
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K    21
Signatures                                                                  22

                                     PART I

ITEM 1. BUSINESS

     In addition to historical information, the description of business below includes certain forward-looking statements, including those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, the availability of sufficient personnel, the Company's ability to sustain historical growth rates and margins and control costs, market condition and other risks and uncertainties as described below under the "Risk Factors" section and elsewhere in the Company's Prospectus dated July 10, 1996. The following should be read in conjunction with the Financial Statements of the Company and Notes thereto.

GENERAL

     RemedyTemp, Inc. (The "Company") founded in 1965, and incorporated in California, is a rapidly growing national provider of clerical and light industrial temporary staffing services to industrial and service companies, professional organizations and governmental agencies. The Company provides its services in 35 states through a network of 161 offices, of which 68 are Company-owned and 93 are independently-managed. During the twelve months ended September 29, 1996, the Company placed approximately 109,000 temporary workers, known as "associates," and provided over 29.3 million hours of staffing services to over 14,000 clients. From the beginning of fiscal 1993 through the end of fiscal 1996, the Company added 80 offices and increased revenues and income before taxes at compound annual growth rates of 32% and 69%, respectively, to $285.5 million and $12.0 million, respectively.

     The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by companies of certain staffing functions. The Company focuses on the clerical and light industrial sectors of the nation's temporary workforce, which together comprise approximately 60% of the nation's temporary staffing industry revenues, according to Staffing Industry Association ("SIA"). Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company's expertise in providing associates who possess the skills and attitudinal characteristics necessary to "fit" into clients' organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services.

     Over the past three years, the Company has invested significant human and financial resources in the development of proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company's proprietary technologies are maintained in three interactive systems: Human Performance Technology ("HPT(SM)"), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company's associates; IntelliSearch(SM), a computer database used to classify, search and fit the Company's associates to job openings using parameters based upon client needs; and Employee Data Gathering and Evaluation ("EDGE(R)"), a turn-key, proprietary computer system installed at client locations to coordinate scheduling and track job performance of a client's entire temporary workforce and to customize invoices and utilization reports. Management believes that these technologies give the Company advantages over competing temporary staffing companies that do not provide similar value-added services.

THE STAFFING INDUSTRY

     Revenues for the United States temporary staffing services industry were projected by SIA, an independent staffing industry publication company, to have exceeded $41 billion in 1995. This represents an increase of approximately 15.4% over 1994 and, since 1991, industry revenues have increased at a compound annual rate of approximately 17.7%. Economic and social factors have increased the portion of the non-farm U.S. workforce working on a temporary basis from 1.0% in 1991 to 1.8% in 1995, according to National Association of Temporary and Staffing Services ("NATSS"), an independent trade organization for the staffing industry. NATSS estimates that there are now approximately 2.2 million workers employed nationwide by temporary staffing services providers. According to NATSS, more than 90% of all United States businesses utilize staffing services.

     The staffing services industry was once used predominately as a short-term solution for greater workforce needs during peak production periods and to replace workers who were abruptly terminated or who were absent due to illness or vacation. Since the late 1980s, the use of temporary services has evolved into a permanent and significant component of the staffing plans of many employers. Corporate restructurings, government regulations, advances in technology, and the desire by many companies to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, the high cost of recruitment and the risk of employment litigation have led to increased use of temporary staffing as a means of evaluating the qualifications of personnel before hiring them on a full-time basis, as well as accomplishing reductions in workforce without the risk of wrongful termination liability.

     The clerical and light industrial sectors represent the largest two sectors of the temporary staffing industry. A staffing industry report by SIA for 1995 forecasted that the office and clerical sector would account for $13.5 billion or approximately 33% of the temporary staffing industry revenues, while the light industrial sector would account for $11.0 billion or approximately 27% of industry revenues. According to SIA, from 1991 through 1995, industry revenues for the office and clerical sector increased by approximately $6.1 billion, representing a compound annual growth rate of approximately 16%, and industry revenues for the light industrial sector increased by approximately $6.3 billion, representing a compound annual growth rate of approximately 24%. In the aggregate, these two sectors constituted approximately 63% of the $19.7 billion increase in industry revenues during the period.

     The temporary staffing industry in the United States is highly fragmented with over 7,000 firms operating approximately 17,000 offices. The Company believes that no single competitor has more than a 10% share of the national temporary services market.

OPERATIONS

     The Company provides temporary personnel in two industry segments: clerical and light industrial.

     Clerical Services. As use of temporary staffing has become more prevalent, the range of clerical positions addressed by the Company has expanded beyond traditional secretarial staff to include a broad range of general business environment personnel. Clerical services include secretaries, word processors, office automation workers, data entry operators, receptionists, accountants, bookkeepers, telemarketers, hosts, computer operators, and other general office staff.

     Light Industrial Services. Light industrial services personnel are furnished for a variety of assignments including assembly work (such as mechanical assemblers, general assemblers, solderers and electronic assemblers), factory work (including merchandise packagers, machine operators, and pricing and tagging personnel), warehouse work (such as general laborers, stock clerks, material handlers, order pullers, forklift operators, palletizers and shipping/receiving clerks), technical work (such as lab technicians, quality control technicians, bench technicians, test operators, electronic technicians, inspectors, drafters, checkers, designers, expediters, buyers, electronic engineers and mechanical engineers) and general services (such as maintenance and repair personnel, janitors and food service workers).

Office Organization.

     The Company provides its services through a network of 161 office locations, 68 of which are owned and operated by the Company and 93 of which are operated by franchisees or licensees. The table below shows the geographic distribution of the Company-owned and independently-managed offices.

                        COMPANY-OWNED     LICENSED AND      TOTAL
                           OFFICES     FRANCHISED OFFICES  OFFICES
                        -------------  ------------------  -------
California............       61                 1             62
Western Region(1).....        5                14             19
Midwestern Region(2)..        -                27             27
Southeastern Region(3)        2                37             39
Northeastern Region(4)        -                14             14
                        -------------  ------------------  -------
Total.................       68                93            161
                        =============  ==================  =======

(1) Includes Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Utah, and Washington.
(2) Includes Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, and Wisconsin.
(3) Includes Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia.
(4) Includes Connecticut, Maryland, Massachusetts, New Jersey, New York, and Pennsylvania.

Company-Owned Offices

     The Company-owned offices are concentrated in California, with locations in five other states. These offices are organized into three regions, each managed by a Regional Vice President and other regional staff who provide operational support for the offices in their regions. Each Company-owned office has an on-site manager who is accountable for the day-to-day operations and profitability of that office.

     Managers report to their Regional Vice Presidents, and together they are responsible for sales, client development and retention, recruitment, placement and retention of associates, and general administration for their respective offices and regions. The Company believes that its decentralized structure contributes to the initiative and commitment of its management team and that its incentive compensation approach motivates managers to increase profits.

     Company-owned offices had average sales per office of approximately $2.7 million for fiscal 1996. The Company often pursues a "fill-in" strategy to expand its market penetration by transferring clients on the periphery of an existing office's territory to a newly opened office, which can then use those established accounts as a base for further expansion. The density of Company-owned offices in certain areas also enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical and light industrial offices, allowing each to specialize and further penetrate its market.

Independently-Managed Offices

     Independently-managed offices, structured in either franchise or license format, have been an important element of the Company's growth strategy over the last 8 years. Such offices have enabled the Company to expand into new markets with highly qualified licensees and without significant capital expenditures. Most of the Company's offices outside California are independently-managed. Independent office agreements have ten-year terms and are renewable for successive five-year terms. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards.

     Franchises. The Company employed a traditional franchise model from 1987 until 1990 and, as of September 29, 1996, 20 of the Company's 93 independently-managed office locations were franchises. Franchisees pay all lease and working capital costs, fund payroll and collect clients' accounts. Franchisees pay the Company an initial franchise fee and royalties equal to approximately 7% of gross billings. Royalty fees are reduced when the Franchisee serves a national client as they typically have lower margins causing actual royalties to be 6.3%-7.0% over the last five years. Franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use the Company's service marks and business model, proprietary computer programs, and operational support.

     Licenses. Since 1990, the Company has recruited new independent office managers as licensees. The Company switched from franchise format to license format for its new independently-managed offices to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. As of September 29, 1996, 73 of the Company's 93 independently-managed office locations were licenses. The license format differs from the franchise format in that the Company acts as the employer of all temporary personnel affiliated with the office. The Company funds payroll, collects customer accounts, and remits to licensees 58-70% of gross margin, depending on hours billed by the particular licensee in the prior contract year.

CLIENTS

     During the twelve months ended September 29, 1996, the Company served approximately 14,000 clients nationwide. The Company's ten highest volume clients in fiscal 1996 accounted for approximately 14% of the Company's system-wide gross billings. No single client accounted for more than 5% of the Company's system-wide gross billings for fiscal 1996.

COMPETITION

     The temporary services industry is highly competitive with limited barriers to entry. The Company believes that no single competitor has more than a 10% share of the national temporary services market. The largest competitors of the Company include Adia Services, Inc., Interim Services, Inc., Kelly Services, Inc., Manpower Inc., Norrell Corporation, Robert Half International, Inc. and The Olsten Corporation. These and other large competitors have nationwide operations and substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company's offices in their limited areas.

     The Company's management believes that the most important competitive factors in obtaining and retaining its targeted clients are an understanding of a customer's specific job requirements, the ability to provide qualified temporary personnel in a timely manner and the quality and price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and responsiveness to work schedules.

     The Company expects ongoing vigorous competition and pricing pressure from both national and local providers, and there is no assurance that the Company will be able to maintain or increase its market share or gross margins.

WORKERS' COMPENSATION

     Prior to July 22, 1996, Remedy's workers' compensation risk was self insured in California. On July 22, 1996, Remedy entered into an insurance contract with an insurance company whereby the insurance company assumed the Company's existing self insured workers' compensation liability for claims incurred during the period May 1, 1986 through July 22, 1996. As a result of the contract, the Company reduced its estimated workers' compensation exposure by $1.4 million (reflected as a reduction in selling and administrative expenses). Additionally, the Company purchased a guaranteed cost insurance policy to cover workers' compensation claims for the period July 22, 1996 to July 22, 1997. For workers' compensation coverage in states other than California, the Company has similar guaranteed cost policies that are renewed annually.

EMPLOYEES

     As of September 29, 1996, the Company had a staff of approximately 400 individuals (excluding temporary associates). Approximately 109,000 temporary employees were placed by the Company during fiscal 1996, of which approximately 51,000 were employed by the Company and approximately 58,000 were employed by franchisees. At any given time during 1996, only a portion of these employees were assigned. The Company has no collective bargaining agreements and believes its employee relations are good.

GOVERNMENTAL REGULATION

     The Company's marketing and sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in 19 states. Additionally, 15 of the 35 states in which the Company provides its services require franchisors to file a registration application, provide notice or qualify for an exemption. The Company has filed the appropriate registration application or provided notice in seven of these states and has obtained an exemption from such registration requirements in the remaining eight states. The Company files and distributes to prospective franchisees and licensees Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company's ongoing relationships with its franchisees and licensees are regulated by applicable federal and state franchise laws.

PROPRIETARY RIGHTS AND SYSTEMS

     The Company has developed, either internally or through hired consultants, its HPT(SM), EDGE(R), and IntelliSearch(SM) computer systems. These proprietary systems are trade secrets of the Company and the Company has copyrights in certain software used in these systems.

     The Company has registered the service marks REMEDY(R), REMEDY TEMPORARY SERVICES(R), REMEDYTEMP(R), INTELLIGENT STAFFING(R), HIRE INTELLIGENCE(R), EDGE(R), V(SM)(R) and THE INTELLIGENT TEMPORARY(R) with the U.S. Patent & Trademark Office. In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register, the service marks HPT(SM), STARS(SM), NON-STOP(SM), INTELLISEARCH(SM) and WE WON'T SEND YOU A DUMMY(SM). These marks are used by the Company and its licensees and franchisees.

RISK FACTORS

Among the risks affecting the Company are the following:

     Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, many companies reduce their use of temporary employees before undertaking layoffs of their full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company's business. Since the Company currently derives more than half of its system-wide billings from the California market (approximately 53% in fiscal 1996), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

     Competitive Market. The temporary services industry is highly competitive with limited barriers to entry. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Many competitors are smaller than the Company but have an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors are more well known and have greater marketing and financial resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. The Company expects the level of competition to remain high, and competitive pricing pressures may have an adverse effect on the Company's operating margins.

     Ability to Continue Company Growth. The Company has grown rapidly in recent years by opening new offices and increasing the volume of services provided through existing offices. There can be no assurance that the Company will continue to be able to maintain or expand its market presence in its current locations or to successfully enter other markets. The ability of the Company to continue its growth will depend on a number of factors including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, and manage costs.

     Franchising and Licensing Risks. The Company derives a substantial amount of its revenues (approximately 35% in fiscal 1996) from franchised and licensed operations. The ownership of the Company's franchises and licenses is concentrated, with the ten largest franchisees and licensees together accounting for approximately 14% of the Company's system-wide billings in fiscal 1996. The loss of one or more of these relationships, or other franchisees or licensees who may in the future account for a significant portion of the Company's revenues, could have an adverse effect on the Company's results of operations.

ITEM 2.  PROPERTIES

     The Company does not own any real property. The Company leases its 13,185 square foot national headquarters building in San Juan Capistrano, California from Robert E. McDonough, Sr., the Company's Chairman. The cost of the leased space is $25,052 per month ($1.90 per square foot per month). Management believes that the Company's lease with Mr. McDonough contains terms that are at least as favorable as those terms that the Company might have obtained for the lease of similar premises available from an unaffiliated party at the time the lease was executed. In September 1996 the lease term expired and the lease is continuing month-to-month pending finalization of a new lease agreement. The Company has the option to renew the lease for an additional five-year period. The Company anticipates needing additional headquarters space in the foreseeable future.

     As of September 29, 1996, the Company leased the space occupied by all 68 of its Company-owned offices. See Note 6 of Notes to Financial Statements regarding the Company's lease commitments. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees and licensees in selecting sites for independently managed offices, but presently does not own and is not obligated under any leases at these sites.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company becomes a party to litigation incidental to its business. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks the Company faces, and in management's opinion no pending legal proceeding is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended September 29, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and key employees of the Company and their ages as of September 29, 1996 are set forth below.



NAME                      AGE  POSITION(S) HELD
------------------------  ---  -------------------------------------------------
Robert E. McDonough, Sr.  74   Chairman of the Board of Directors
Paul W. Mikos             51   Chief Executive Officer, President and Director
Alan M. Purdy             56   Senior Vice President and Chief Financial Officer
Jeffrey A. Elias          39   Senior Vice President, Human Resources and Risk
                                  Management
William M. Herbster       44   Vice President, Marketing
Norman H. Leibson         51   Vice President, Information Technology
Rosemary F. Beck          50   Vice President, Operations--Northern Region
Alice M. Bowers           46   Vice President, Operations--Southwest Region
Warren Heeg, Jr.          60   Vice President, Client Relations
Delza de Avellar Neblett  45   Vice President, Operations and Systems
Joseph J. Pulaski         63   Vice President, Light Industrial/Technical
                                  Division
Richard G. Rhydderch      59   Vice President, Franchise/License Development
Karin Somogyi             38   Vice President, Franchise/License Operations
Susan McDonough Mikos     49   Director, Corporate Secretary

     Robert E. McDonough, Sr. has served as Chairman of the Board of Directors since August 1978. Mr. McDonough founded the Company in 1965 and has been continuously involved in the management and long-term operation and planning of the Company since that time. For 29 years, until May 1994, he served as the Company's Chief Executive Officer. Mr. McDonough is the father of Susan McDonough Mikos and the father-in-law of Paul W. Mikos.

     Paul W. Mikos has served in various positions in the Company since 1977, including as President since 1985. Mr. Mikos has served as Chief Executive Officer of the Company since January 1996 and as a Director of the Company since May 1993. From May 1994 until January 1996, he served as co-Chief Executive Officer of the Company. Prior to joining the Company, Mr. Mikos worked for ARA as a Regional Sales Director from August 1976 until October 1977. From July 1968 until August 1976, Mr. Mikos worked for IBM in sales management. Mr. Mikos is the husband of Susan McDonough Mikos, the brother of Alice Bowers and the son-in-law of Robert E. McDonough, Sr.

     Alan M. Purdy has served as Senior Vice President and Chief Financial Officer since November 1996 and prior to that as Vice President and Chief Financial Officer since February 1994. From January 1993 until December 1993, he was Senior Vice President and Chief Financial Officer of Builder's Emporium, a division of Collins and Aikman Group, Inc. From March 1988 until August 1992, he was Senior Vice President and Chief Financial Officer of HUB Distributing, Inc. (d.b.a. Millers Outpost), a subsidiary of American Retail Group. From January 1986 until October 1987, he was Senior Vice President and Chief Financial Officer of Robinson's of Florida, a subsidiary of The May Department Stores Company. From April 1983 until January 1986, he served as Senior Vice President and Chief Financial Officer of B. Dalton Booksellers, a subsidiary of the Dayton Hudson Corp.

     Jeffrey A. Elias has served as Senior Vice President, Human Resources and Risk Management since November 1996 and prior to that as Vice President, Human Resources and Risk Management since December 1992. From January 1991 to December 1992, he was Director, Human Resources and Risk Management for Adia Services, Inc.

     William M. Herbster has served as Vice President, Marketing since January 1994. From January 1985 until January 1994, he was with Manpower, Inc., a temporary staffing company, as Director of U.S. Marketing from April 1990 to January 1994, Manager of Office Automation Services from September 1987 to April 1990, and Marketing Manager, Great Lakes and Northeast Region from January 1985 to September 1987.

     Norman H. Leibson has served as Vice President, Information Technology since November 1994. From March 1992 until November 1994, Mr. Leibson was a Vice President of HUB Distributing, Inc. (d.b.a. Millers Outpost), a subsidiary of American Retail Group, and from November 1983 until August 1992, he was a Vice President of Carter Hawley Hale.

     Rosemary F. Beck has served as Vice President, Operations--Northern Region since February 1992. Ms. Beck came to the Company in 1992 after fourteen years in the temporary staffing industry with Adia Services, Inc., a temporary staffing company, where she held various positions including Senior Area Vice President.

     Alice M. Bowers has served as Vice President, Operations--Southwest Region since March 1995. Ms. Bowers began her tenure at the Company in June 1978 as a Branch Manager and has served as an Area Leader, Regional Manager, Assistant Vice President, Operations and Consultant to the Company. Ms. Bowers is the sister of Paul W. Mikos.

     Warren J. Heeg, Jr. has served as Vice President, Client Relations since April 1996. From July 1994 until March 1996, Mr. Heeg was the Company's Vice President, Franchise Sales and, from November 1989 until June 1994, he served as the Company's Vice President, National Accounts.

     Delza de Avellar Neblett has served as Vice President, Operations and Systems since January 1996. Ms. Neblett began her career with the Company in 1988. From August 1992 to October 1994 she served as a Vice President of the Company, designing and implementing the Company's IntelliSearch(SM), HPT(SM) and Non-Stop(SM) systems.

     Joseph J. Pulaski has served as Vice President, Light Industrial/Technical Division since 1990. He began his career with the Company in 1976 and has at various times held the positions of Director of Marketing and President of the Company.

     Richard G. Rhydderch has served as Vice President, Franchise/License Development since May 1988. From April 1986 until April 1988, Mr. Rhydderch was Vice President, Franchise Marketing/Sales for Snelling & Snelling, Inc., an employment services company. From March 1985 until April 1986, he was National Franchise Sales Director for Tender Sender, Inc., a shipping and gift-wrap company.

     Karin Somogyi has served as Vice President, Franchise/License Operations since November 1995. From October 1993 until October 1995, she was the Company's Assistant Vice President, Franchise Operations. Before joining the Company, Ms. Somogyi was with Adia Services, Inc., first as Director of Franchise Services from January 1991 until September 1993, and then as Franchise Sales Executive from January 1990 until January 1991.

     Susan McDonough Mikos has served as the Company's Corporate Secretary since January 1996 and has been a Director of the Company since November 1992. For the past five years, Ms. Mikos has been a homemaker. Ms. Mikos is the daughter of Robert E. McDonough, Sr., and the wife of Paul W. Mikos.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Since July 11, 1996, the Company's Class A Common Stock has been traded on The Nasdaq Stock Market under the symbol "REMX". Prior to July 11, 1996 the Company's stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock as reported by The Nasdaq Stock Market:


            1996                                      High    Low
            ----                                     ------  ------

            Fourth Quarter (July 11 - September 29)  $20.25  $13.00


     At November 19 1996, there were approximately 1,300 shareholders of record and approximately 1,200 beneficial shareholders of the Company's Class A Common Stock, and approximately ten shareholders of record and beneficial shareholders of the Company's Class B Common Stock.

     Except for the S corporation distributions prior to the Company's initial public offering and the declared dividend to the Company's pre-offering shareholders as discussed in Note 1 to the financial statements, the Company has not paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data with respect to the Company set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto. The following selected financial information (other than "Selected Operating Data") as of and for the fiscal years ended September 29, 1996, October 1, 1995, October 2, 1994, October 3, 1993, and September 27, 1992 has been derived from the audited financial statements of the Company. The pro forma statement of operations data set forth below does not purport to be indicative of the results of operations that would have occurred had the Company's S corporation status terminated at October 1, 1991, or which may be expected to occur in the future.

                              FISCAL YEAR ENDED(1)

                                           1996      1995       1994      1993      1992
                                        ---------  ---------  --------  --------  --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues
Direct sales........................   $  184,564  $ 144,646  $119,042  $103,219  $ 85,651
Licensee sales......................       98,003     61,377    31,201    16,036     6,472
Franchise royalties.................        2,811      2,751     2,462     1,938     1,608
Initial license fees................          141        229       300       101       102
                                       ----------  ---------  --------  --------  --------
Total revenues......................      285,519    209,003   153,005   121,294    93,833
Cost of direct sales................      142,643    110,159    92,022    80,195    66,386
Cost of licensee sales..............       73,347     46,017    24,018    12,281     4,831
Licensees' share of gross profit....       16,287     10,328     4,857     2,450     1,073
Selling and administrative expenses.       39,974     35,667    27,581    24,245    19,685
Depreciation and amortization.......        2,043      1,453     1,436       848       819
                                       ----------  ---------  --------  --------  --------
Operating income....................       11,225      5,379     3,091     1,275     1,039
Other income, net...................          782      1,118       711       582       441
                                       ----------  ---------  --------  --------  --------
Income before income taxes..........       12,007      6,497     3,802     1,857     1,480
Provision for income taxes (2)......        7,794         97        57        46        37
                                       ----------  ---------  --------  --------  --------
Net income..........................   $    4,213  $   6,400  $  3,745  $  1,811  $  1,443
                                       ==========  =========  ========  ========  ========
PRO FORMA DATA(2):
Income before income taxes..........   $   12,007  $   6,497  $  3,802  $  1,857  $  1,480
Provision for income taxes..........        4,923      2,599     1,521       743       592
                                       ----------  ---------  --------  --------  --------
Net income..........................   $    7,084  $   3,898  $  2,281  $  1,114  $    888
                                       ==========  =========  ========  ========  ========
Net income per common share(3)......   $      .89  $     .51
Weighted average common shares
outstanding(3)......................    7,977,000  7,685,000
SELECTED OPERATING DATA(4):
Number of offices(5)................          161        142       119        94        81
Average hours billed per office(6)..      181,677    162,096   150,936   141,765   129,000
Total system-wide billings(7).......   $  326,871  $ 247,118  $186,270  $146,388  $115,035
Gross period billings per office(8).        2,030      1,740     1,565     1,557     1,420
BALANCE SHEET DATA:
Cash and cash equivalents...........   $   10,959  $   2,204  $  1,330  $    688  $    792
Working capital.....................       35,341     14,649    10,610     6,344     6,719
Total assets........................       63,906     43,496    30,490    21,816    17,687
Long-term debt......................          734      1,142       851         0         0
Shareholders' equity................       36,276     19,308    13,829    10,084     9,053

(1) Beginning in fiscal 1992, the Company changed its fiscal year end from September 30 to a 52 or 53 week period ending the Sunday closest to September 30. Thus, "fiscal 1996," "fiscal 1995," "fiscal 1994," "fiscal 1993" and "fiscal 1992" refer to the Company's fiscal years ending September 29, 1996; October 1, 1995; October 2, 1994; October 3, 1993 and September 27, 1992, respectively. All these fiscal years consisted of 52 weeks except for fiscal 1993 which consisted of 53 weeks.

(2) Effective as of October 1, 1987, the Company elected to operate as an S corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state income tax laws. The pro forma income statement data reflect provisions for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented. The termination of the Company's S corporation status in connection with the initial public offering resulted in a non-recurring net charge to actual earnings of $7,793 in the fourth quarter of fiscal 1996. This charge was required to adjust deferred tax assets and liabilities to their appropriate value utilizing C corporation rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Change in Tax Reporting Status-Charge to Earnings" and "Notes to Financial Statements- Note 4".

(3) Fiscal 1996 and fiscal 1995 pro forma net income per share is computed by dividing pro forma net income by 7,977 and 7,685, respectively, which is the weighted average number of shares of Common Stock outstanding during the period. The fiscal 1996 and fiscal 1995 weighted average number of shares reflects an estimated 890 shares required to be sold by the Company to fund the distributions paid to the pre-offering shareholders from the proceeds of the Company's initial public offering. The fiscal 1995 weighted average number of shares have been revised to give effect to the actual distributions declared to pre-offering shareholders as opposed to the estimate used in the Company's Registration Statement on Form S-1 as described in "Notes to Financial Statements- Note 1".

(4) For a presentation of this information for Company-owned, licensed and franchised offices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operations."

(5) Consists of all Company-owned, licensed and franchised offices at the end of the relevant period.

(6) Total hours billed for the relevant period by all Company-owned, licensed and franchised offices divided by the total number of offices system-wide at the end of the relevant period.

(7) Consists of all services billed to clients by all Company-owned, licensed and franchised offices. For Company-owned offices and licensed offices, all billings are Company revenues; for franchised offices, Company revenues are royalties that range from 6.3%-7.0% of billings over a five year period.

(8) Total gross billings for the relevant period by all Company-owned, licensed and franchised offices divided by the total number of offices system-wide at the end of the relevant period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, the availability of sufficient personnel, the Company's ability to sustain historical growth rates and margins and control costs, market conditions and other risks and uncertainties as above under the "Risk Factors" section and elsewhere in the Company's Prospectus dated July 10, 1996. The following should be read in conjunction with the Financial Statements of the Company and Notes thereto.

GENERAL

     The Company provides temporary staffing services to industrial and service companies, professional organizations and governmental agencies. During the twelve months ended September 29, 1996, the Company placed approximately 109,000 temporary workers and provided over 29.3 million hours of staffing services to over 14,000 clients. From the beginning of fiscal 1993 through the end of fiscal 1996, the Company added 80 offices and increased revenues and income before taxes at compound annual growth rates of approximately 32% and 69%, respectively, to $285.5 million and $12.0 million, respectively.

     The Company's fiscal year is a 52 or 53 week period ending on the Sunday nearest September 30. The fiscal years ended September 29, 1996, October 1, 1995, October 2, 1994 and September 27, 1992 included 52 weeks. The fiscal year ended October 3, 1993 included 53 weeks.

OPERATIONS

     The Company's revenues are derived from Company-owned offices (direct sales) and independently-managed offices (licensee sales and franchise royalties). Under the Company's franchise arrangements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients' accounts. The franchisee pays the Company an initial franchise fee and royalties equal to 7% of its gross billings (except for national accounts on which royalties are paid at a reduced rate). The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. Under the Company's license arrangements, the licensee pays the Company an initial license fee and pays all lease and working capital costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company acts as the employer of all temporary personnel affiliated with the licensee's office, handles invoicing and collecting clients' accounts, and remits to the licensee 58%-70% of the office's gross profit. The amount of gross profit paid to the licensee is based on the level of billed hours achieved in the prior contract year.

     As of September 29, 1996, there were 20 independently-managed offices operating as franchises and 73 operating as licenses. Independently-managed offices opened from 1987 to 1990 are operated as franchises, and independently-managed offices opened since 1990 are operated as licenses. The Company switched from franchise to license format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. The number of licensee offices is expected to increase because new independently-managed offices will be opened in license format and offices currently operated as franchises may, depending upon various factors, be converted to license format upon renewal of their franchise agreements. As the number of franchise offices decrease, royalty income will decrease.

     The table below shows for the last five fiscal years, the number of Company-owned, franchised and licensed offices and customer billings associated with each. Total system-wide billings consists of all services billed to clients by all Company owned and independently managed offices. For the Company-owned offices and licensed offices, all billings are Company revenues; for franchised offices, Company revenues are royalties that range from 6.3% - 7.0% of gross billings over the last five years. The Company's long-term revenue growth depends in part upon its ability to continue to open new offices, as well as its ability to enhance the sales of existing offices beyond historical levels.


                                                    FISCAL YEAR ENDED
                                 ---------------------------------------------------------
                                   1996        1995         1994        1993        1992
                                 --------    --------     --------    --------    --------
                                                    (DOLLARS IN THOUSANDS)
COMPANY-OWNED OFFICES
Number of offices..............        68          63           59          53          49
Average hours billed per office   248,062     217,907      192,857     172,292     153,365
Total billings.................  $184,564    $144,646     $119,042    $103,219    $ 85,651
Average billings per office....  $  2,714    $  2,296     $  2,018    $  1,948    $  1,748

LICENSED OFFICES
Number of offices..............        73          58           39          21          14
Average hours billed per office   117,373      96,545       80,801      74,383      43,480
Total billings.................  $ 98,003    $ 61,377     $ 31,201    $ 16,036    $  6,472
Average billings per office....  $  1,343    $  1,058     $    800    $    764    $    462
Initial license fees...........  $    141    $    229     $    300    $    101    $    102

FRANCHISED OFFICES
Number of Offices..............        20          21           21          20          18
Average hours billed per office   190,674     175,699      163,402     131,621     129,214
Total billings.................  $ 44,304    $ 41,095     $ 36,027    $ 27,133    $ 22,912
Average billings per office....  $  2,215    $  1,957     $  1,716    $  1,357    $  1,273
Royalties......................  $  2,811    $  2,751     $  2,462    $  1,938    $  1,608

TOTAL OFFICES..................       161         142          119          94          81
TOTAL SYSTEM-WIDE BILLINGS.....  $326,871    $247,118     $186,270    $146,388    $115,035
TOTAL COMPANY REVENUES.........  $285,519    $209,003     $153,005    $121,294    $ 93,833

CHANGE IN TAX REPORTING STATUS - CHARGE TO EARNINGS

     In connection with the offering the Company terminated its S corporation status. As a result the Company was required to change its method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one time charge to earnings in the fourth quarter of approximately $7.8 million. See "Notes to Financial Statements - Note 4."

RESULTS OF OPERATIONS

     The table below shows certain information from the Company's statement of income expressed as a percentage of revenues for the periods indicated.

                                                FISCAL YEAR ENDED
                                              ----------------------
                                               1996    1995    1994
                                              ------  ------  ------
Total revenues..............................   100.0%  100.0%  100.0%
Total cost of direct and licensee sales.....    75.7    74.7    75.8
Licensees' share of gross profit............     5.7     4.9     3.2
Selling, general and administrative expenses    14.7    17.8    19.0
                                              ------  ------  ------
Operating income............................     3.9     2.6     2.0
Other income, net...........................     0.3     0.5     0.5
                                              ------  ------  ------
Income before income taxes..................     4.2%    3.1%    2.5%
                                              ======  ======  ======

     Total revenues equal all billings by Company-owned and licensed offices, initial license fees and royalties on franchise office billings (which ranged from 6.3% - 6.8% of franchise office billings over the last three years). Cost of direct and licensee sales consists primarily of salary and other direct employment expenses for temporary employees. Licensees' share of gross profit reflects the Company's payment to licensees of 58%-70% of their gross profit (depending upon the volume of business generated by these offices in the prior fiscal year). The Company does not anticipate any significant changes in the rate structure for the license offices. However, the number of license offices, volume of business and level of gross profit generated by all license offices may change in the future as the Company strives to open new licensee offices. The Company's other income consists of revenues from finance charges on past due accounts, interest income net of interest expense and other miscellaneous income. The table below shows revenues derived from the Company's lines of business for the last three years.


                                                                FISCAL YEAR ENDED
                                                          -----------------------------
                                                            1996       1995      1994
                                                          ---------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
COMPANY-OWNED OFFICES
Clerical................................................  $  74,557  $ 62,193  $ 58,254
Light industrial and technical..........................    108,934    81,794    60,166
Other...................................................      1,073       659       622
                                                          ---------  --------  --------
Total Company-owned offices.............................  $ 184,564  $144,646  $119,042
                                                          =========  ========  ========
LICENSED OFFICES
Clerical................................................  $  56,168  $ 35,272  $ 20,048
Light industrial and technical..........................     41,035    25,626    10,986
Other...................................................        800       479       167
                                                          ---------  --------  --------
Total Licensed offices..................................  $  98,003  $ 61,377  $ 31,201
                                                          =========  ========  ========
FRANCHISED OFFICES
Clerical................................................  $  30,127  $ 26,835  $ 25,400
Light industrial and technical..........................     13,823    14,013    10,477
Other...................................................        354       247       150
                                                          ---------  --------  --------
Total Franchised offices................................  $  44,304  $ 41,095  $ 36,027
                                                          =========  ========  ========

Fiscal 1996 Compared to Fiscal 1995

     Total revenues increased 36.6% or $76.5 million to $285.5 million for fiscal 1996 from $209.0 million for fiscal 1995, primarily attributable to volume increases. The volume increases resulted from increased billings at existing offices and expansion of services, including EDGE(R), and from 19 new offices opened since the prior period. Future revenue increases depend to a significant extent on the Company's ability to continue to open new offices and manage newly opened offices to maturity.

     Total cost of direct and licensed sales increased 38.3% or $59.8 million to $216.0 million for fiscal 1996 from $156.2 million for fiscal 1995. Total cost of direct and licensed sales as a percentage of revenues increased to 75.7% for fiscal 1996 from 74.7% for fiscal 1995 due primarily to a new high volume, lower gross margin client. The Company's business mix and cost of licensed sales as a percentage of licensed sales remained relatively stable.

     Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the license operation. Licensees' share of gross profit increased 57.7% or $6.0 million to $16.3 million for 1996 from $10.3 million for fiscal 1995. Licensees' share of gross profit as a percentage of total revenues increased to 5.7% for fiscal 1996 from 4.9% for fiscal 1995. This change resulted from an increase to 34.3% from 29.4% in the percentage of total licensed revenues as a percentage of total revenue. The Company expects this trend to continue. Licensees' share of gross profit as a percentage of licensees' total gross profit declined by 1.1% during fiscal 1996.

     Selling, general and administrative expenses increased 13.2% or $4.9 million to $42.0 million for fiscal 1996 from $37.1 million for fiscal 1995. Selling, general and administrative expenses as a percentage of total revenues decreased to 14.7% for fiscal 1996 from 17.8% for fiscal 1995, largely due to the Company's total revenues expanding more rapidly than selling, general and administrative expenses. The Company has implemented several cost saving measures to maintain or reduce its level of selling, general and administrative expenses as a percentage of total revenue. Such measures include the installation of a Company-wide expense budgeting program to make corporate managers more accountable for their operating expenditures and the initiation of a profit sharing plan, at the office level, to reward office and area managers based on their office operating profit. During fiscal 1996, the Company entered into a contract with an insurance company whereby the insurance company assumed the Company's existing self insured workers' compensation liability for claims incurred during the period May 1, 1986 through July 22, 1996. As a result of the contract, the Company reduced its estimated workers' compensation exposure by $1.4 million (reflected as a reduction in selling and administrative expenses). These cost savings were substantially offset by a loss reserve recorded for an unfavorable consulting contract. The Company expects selling, general and administrative expenses to increase as the Company continues to pursue its growth objectives and there can be no assurance that these expenses will not increase at greater rates in the future, or constitute a greater percentage of total revenues.

     Operating income increased 108.7% or $5.8 million to $11.2 million for fiscal 1996 from $5.4 million for fiscal 1995 due to the factors described above. Operating income as a percentage of revenues increased to 3.9% for fiscal 1996 from 2.6% for fiscal 1995.

     Income before income taxes increased 84.8% or $5.5 million to $12.0 million for fiscal 1996 from $6.5 million for fiscal 1995 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 4.2% in 1996 from 3.1% in fiscal 1995.

Fiscal 1995 Compared to Fiscal 1994

     Total revenues increased 36.6% or $56.0 million to $209.0 million for fiscal 1995 from $153.0 million for fiscal 1994, primarily attributable to volume increases. The average billing rate remained relatively stable throughout the period. The volume increases were primarily attributable to increased billings at existing offices, expansion of services, including EDGE(R) and to 23 new offices opened since the prior period.

     Total cost of direct and licensed sales increased 34.6% or $40.1 million to $156.2 million for fiscal 1995 from $116.0 million for fiscal 1994. Total cost of direct and licensed sales as a percentage of total revenues decreased to 74.7% in fiscal 1995 from 75.8% in fiscal 1994 due to a favorable business mix.

     Licensees' share of gross profit increased 112.6% or $5.5 million to $10.3 million for fiscal 1995 from $4.9 million for fiscal 1994, mainly due to an increase in licensees' revenues. As a percentage of total revenues, licensees' share of gross profit increased to 4.9% in fiscal 1995 from 3.2% in fiscal 1994, due primarily to an increase in sales by licensed offices, partly offset by a slight decrease in the percentage of licensees' gross profit that the Company remitted to licensees to 67.2% in fiscal 1995 from 67.6% in fiscal 1994.

     Selling, general and administrative expenses increased 27.9% or $8.1 million to $37.1 million for fiscal 1995 from $29.0 million for fiscal 1994. Selling, general and administrative expenses as a percentage of total revenues decreased to 17.8% in fiscal 1995 from 19.0% in fiscal 1994, primarily because the Company's total revenues expanded more rapidly than selling, general and administrative expenses. Included in general and administrative expenses in fiscal 1995 was a one-time special bonus of $1.3 million paid to the Company's founder, Mr. Robert E. McDonough. Excluding this special bonus, selling, general and administrative expenses as a percentage of total revenues would have been 17.2% in fiscal 1995.

     Operating income increased 74.0% or $2.3 million to $5.4 million for fiscal 1995 from $3.1 million for fiscal 1994 due to the factors described above. Operating income as a percentage of total revenues increased to 2.6% in fiscal 1995 from 2.0% in fiscal 1994. Excluding the one-time special bonus of $1.3 million described above, operating income increased to $6.7 million or 3.2% of total revenues for fiscal 1995.

     Income before income taxes increased 70.9% or $2.7 million to $6.5 million for fiscal 1995 from $3.8 million for fiscal 1994 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 3.1% in fiscal 1995 from 2.5% in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity depends primarily upon its net income, accounts receivable, accounts payable and accrued expenses. Historically, the Company has financed its operations through cash generated by operating activities and bank lines of credit. The principal use of cash is for financing of accounts receivable, particularly during periods of growth. As of September 29, 1996, the Company had $44.4 million in gross accounts receivable outstanding, with approximately $30.8 million of the balance less than 30 days old, $8.2 million 30-60 days old, $2.9 million 60-90 days old and $2.5 million over 90 days outstanding. The nature of the Company's business requires payment of wages to its temporary personnel on a weekly basis and to its other employees on a bi-weekly or semi-monthly basis, while payments from clients are generally received 30 to 60 days after billing. Due to this timing difference, as revenues have grown, trade receivables and working capital requirements have increased. Additional uses of cash include: the development of the Company's technologies, capital expenditures, repayment of debt and distributions to pre-offering shareholders for payment of their tax obligations associated with S corporation earnings. The Company anticipates increased uses of working capital to finance the opening of new offices and the continued development and implementation of its technologies. In addition, the Company has commitments related to leased office space and certain equipment, and anticipates increased lease commitments in the future resulting from openings of new Company-owned offices and acquisition of additional headquarters space.

     Net cash flow from operating activities was $3.3 million and $.7 million in fiscal 1996 and fiscal 1995, respectively. The increase in the cash flow from operating activities for fiscal 1996 as compared to fiscal 1995 was due primarily to increases in income from operations. This increase was partially offset by increased funding of accounts receivable resulting from strong revenue growth during fiscal 1996.

     Prior to the Company's initial public offering on July 11, 1996, the Company declared and paid a distribution to the pre-offering shareholders in an aggregate amount equal to $5.0 million and the Company declared an additional amount equal to the pre-offering shareholders' income tax obligations related to the Company's undistributed S corporation earnings from October 2, 1995 through July 9, 1996, the date preceding the termination of the Company's S corporation status. The amount of the additional distribution is approximately $5.0 million which will be paid from the proceeds of the offering. The Company has paid $.9 of this distribution and intends to make the remaining distribution in fiscal 1997.

     As a result of the offering, the Company received net proceeds of $23.4 million. These proceeds were used to pay $1.3 million of miscellaneous working capital expenses and to repay indebtedness of $6.0 million, of which $5.0 million related to distributions to the pre-offering shareholders as discussed above. Additionally, as discussed previously, the Company entered into a contract with an insurance company whereby the Company transferred its existing self insured workers' compensation liability for claims incurred during the period May 1, 1986 through July 22, 1996 for approximately $4.0 million, subject to final adjustment. The remaining $12.1 million is presently held in temporary investments.

     Cash used for purchases of fixed assets, which are generally for computers and peripherals and office furniture and equipment, totaled $3.2 million and $2.9 million for fiscal 1996 and fiscal 1995, respectively. The increase during fiscal 1996 primarily reflects an expenditure for software. The Company expects capital expenditures to be approximately $3.6 million over the next 12 months due to anticipated openings of new Company-owned offices and further investments in the Company's computer-based technologies.

     During fiscal 1996, the Company repaid borrowings of $6.7 million primarily incurred to fund capital expenditures and working capital from fiscal 1995. Distributions of approximately $6.6 million were also made in fiscal 1996 of which $5.0 was a special distribution made to pre-offering shareholders as discussed above and the remaining amount was to enable the pre-offering shareholders to pay federal and state income taxes on the Company's S corporation earnings.

     In connection with the offering, the Company terminated its S corporation status and, as a result, was required to change its overall method of accounting for tax reporting purposes from the cash basis to the accrual basis (see Notes to Financial Statements - Note 4). The Internal Revenue Code requires that the Company recognize the effects of this termination in its tax returns over a four year period. This may result in additional quarterly tax installments depending on the Company's results of operations and financial position in the applicable years.

     The Company has a revolving line of credit agreement with Bank of America and Union Bank providing for aggregate borrowings and letters of credit of $25.0 million. Interest on outstanding borrowings is payable monthly at the prime rate or, at the Company's discretion, LIBOR plus 1.95%. The line of credit is unsecured and expires on February 28, 1997. The principal use of the line of credit has been to finance receivables, to provide a letter of credit required in connection with the Company's California workers' compensation self-insurance program to meet regulatory requirements and to finance prior S corporation distributions made to shareholders. The Company had $0 outstanding under its line of credit and $4.0 million in undrawn letters of credit as of September 29, 1996. The Company is no longer self-insured for worker's compensation. As a result, the Company will no longer be required to maintain a letter of credit and is in the process of canceling the letter of credit. The bank agreements governing the lines of credit require the Company to maintain certain financial ratios and comply with certain restrictive covenants. See "Notes to Financial Statements- Note 3".

SEASONALITY

     The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses.
The first fiscal quarter has been historically strong as a result of manufacturing and retail emphasis on holiday sales. The second fiscal quarter, from January through March, historically shows little to no growth in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of this Report is set forth in Item 14(a) under the caption "Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant." Information as to directors and compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive proxy statement under the caption "Proposal 1--Election of Directors" to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1996.

ITEM 11. EXECUTIVE COMPENSATION

     Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation and Other Information", to be filed with the Commission pursuant to Regulation A and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management", to be filed with the Commission pursuant to Regulation A and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions", to be filed with the Commission pursuant to Regulation A and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

         (1) Financial Statements filed as part of this Report are set forth in the "Index to Financial Statements" on page F-1 of this Report.

         (2) The Financial Statement Schedule as set forth in the "Index to Financial Statements" on page F-1 of this Report is filed as part of this Report.

         (3)  The following Exhibits are filed as part of this Report.



NUMBER
EXHIBIT         DESCRIPTION
-------  ------------------------------------------------------------------------------
3.1      Amended and Restated Articles of Incorporation of the Company*
3.2      Amended and Restated Bylaws of the Company*
4.1      Specimen Stock Certificate*
4.2      Shareholder Rights Agreement*
10.1     Robert B. McDonough, Sr.  Amended and Restated Employment Agreement*
10.2     Paul W. Mikos Employment Agreement*
10.3     R.  Emmett McDonough Employment Agreement*
10.4     Allocation Agreement with R. Emmett McDonough and Related Trusts*
10.5     Registration Rights Agreement with R. Emmett McDonough and Related Trusts*
10.6     Letter regarding terms of employment and potential severance of Alan M. Purdy*
10.7     Deferred Compensation Agreement for Alan M. Purdy*
10.8     Letter regarding potential severance of Jeffrey A. Elias*
10.9     Form of Indemnification Agreement*
10.10    Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr.*
10.11    RemedyTemp, Inc. 1996 Stock Incentive Plan*
10.12    RemedyTemp, Inc. 1996 Employee Stock Purchase Plan*
10.13    Form of Franchising Agreement for Licensed Offices*
10.14    Form of Franchising Agreement for Franchised Offices*
10.15    Form of Licensing Agreement for IntelliSearch(SM) *
10.16    Credit Agreement among Bank of America National Trust and
         Savings Association, Union Bank and RemedyTemp, Inc. as amended*
10.17    Paul W. Mikos Promissory Note*
10.18    Registration Rights Agreement with Robert E. McDonough, Sr.*
11.1     Statement Regarding Computation of Per Share Earnings
23.1     Consent of Independent Accountants
27.1     Financial Data Schedule


* Incorporated by reference from the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

   (b)  Reports on Form 8-K:

        No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDYTEMP, INC.

/s/  PAUL W. MIKOS
_______________________________________
Paul W. Mikos
President and Chief Executive Officer


December 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                            TITLE                        DATE
------------------------      ------------------------------------  -----------------


/s/  ROBERT E. MCDONOUGH      Chairman of the Board of Directors    December 23, 1996
---------------------------
Robert E. McDonough, Sr.


/s/  ALAN M. PURDY            Senior Vice President and Chief       December 23, 1996
---------------------------   Financial Officer (Principal
Alan M. Purdy                 Financial Officer)


/s/  SUSAN MCDONOUGH MIKOS    Director, Corporate Secretary         December 23, 1996
---------------------------
Susan McDonough Mikos


/s/  JAMES L. DOTI            Director                              December 23, 1996
---------------------------
James L. Doti, Ph.D.


/s/  WILLIAM D. CVENGROS      Director                              December 23, 1996
---------------------------
William D. Cvengros


/s/  JOHN P. UNROE            Director                              December 23, 1996
---------------------------
John P. Unroe


/s/  JOHN B. ZAEPFEL          Director                              December 23, 1996
---------------------------
John B. Zaepfel

REMEDYTEMP, INC.
INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS:


Report of Independent Accountants                           F-2

Balance Sheet as of September 29, 1996 and October 1, 1995  F-3

Statement of Income for the three fiscal years ended
September 29, 1996, October 1, 1995 and October 2, 1994     F-4

Statement of Shareholders' Equity for the three fiscal
years ended September 29, 1996, October 1, 1995 and
October 2, 1994                                             F-5

Statement of Cash Flows for the three fiscal years ended
September 29, 1996, October 1, 1995 and October 2, 1994     F-6

Notes to Financial Statements                               F-7

FINANCIAL STATEMENT SCHEDULE:


For the three fiscal years ended September 29, 1996,
October 1, 1995 and October 2, 1994
VIII - Valuation and Qualifying Accounts                    F-15

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of RemedyTemp, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 21 present fairly, in all material respects, the financial position of RemedyTemp, Inc. at September 29, 1996, and October 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Costa Mesa, California
November 15, 1996

                                REMEDYTEMP, INC.

                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)


                                     ASSETS


                                                                       SEPTEMBER 29,  OCTOBER 1,
                                                                           1996          1995
                                                                       -------------  ----------
Current assets:
Cash and cash equivalents............................................     $10,959      $ 2,204
Marketable securities (Note 1).......................................       1,016
Accounts receivable, net of allowance for doubtful accounts of $2,111
and $1,950 at September 29, 1996  and October 1, 1995, respectively..      42,337       33,068
Prepaid expenses and other current assets............................       2,177        2,248
Current portion of net investment in direct financing leases.........         164          175
                                                                          -------      -------
Total current assets.................................................      56,653       37,695
Fixed assets, net (Note 2)...........................................       5,527        4,340
Other assets (Note 5)................................................       1,262          843
Net investment in direct financing leases............................         464          618
                                                                          -------      -------
                                                                          $63,906      $43,496
                                                                          =======      =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
Accounts payable.....................................................     $   933      $   519
Distributions payable to pre-Offering shareholders (Note 5)..........       4,007
Accrued workers' compensation (Note 1)...............................         550        6,733
Accrued payroll, benefits and related costs..........................      10,056        7,065
Accrued licensees' share of gross profit.............................       1,388        1,204
Other accrued expenses...............................................       1,711          191
Debt (Note 3)........................................................                    6,700
Income taxes payable.................................................       1,167           84
Current portion of capitalized lease obligation (Note 6).............         416          383
Deferred income taxes (Note 4).......................................       1,084          167
                                                                          -------      -------
Total current liabilities............................................      21,312       23,046
Deferred income taxes (Note 4).......................................       5,584
Capitalized lease obligation (Note 6)................................         734        1,142
                                                                          -------      -------
                                                                           27,630       24,188
                                                                          -------      -------
Commitments and contingent liabilities (Note 6)
Shareholders' equity (Note 9):
Preferred Stock, par value $.01; authorized 5,000 shares;
none outstanding
Class A Common Stock, $.01 par value; authorized 50,000
shares; 5,830 and 2,265 issued and outstanding at
September 29, 1996 and October 1, 1995, respectively.................          58           23
Class B Non-Voting Common Stock, $.01 par value; 3,058 and
4,530 authorized, issued and outstanding at September 29,1996
and October 1, 1995, respectively....................................          31           45
Additional paid-in capital...........................................      32,671           84
Retained earnings....................................................       3,516       19,156
                                                                          -------      -------
Total shareholders' equity...........................................      36,276       19,308
                                                                          -------      -------
                                                                          $63,906      $43,496
                                                                          =======      =======

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                              STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       YEAR ENDED
                                          -------------------------------------
                                          SEPTEMBER 29,  OCTOBER 1,  OCTOBER 2,
                                              1996          1995        1994
                                          -------------  ----------  ----------
Direct sales............................       $184,564    $144,646    $119,042
Licensed sales..........................         98,003      61,377      31,201
Franchise royalties.....................          2,811       2,751       2,462
Initial franchise fees..................            141         229         300
                                               --------    --------    --------
Total revenues..........................        285,519     209,003     153,005
Cost of direct sales....................        142,643     110,159      92,022
Cost of licensed sales..................         73,347      46,017      24,018
Licensees' share of gross profit........         16,287      10,328       4,857
Selling and administrative expenses.....         39,974      35,667      27,581
Depreciation and amortization...........          2,043       1,453       1,436
                                               --------    --------    --------
Income from operations..................         11,225       5,379       3,091
Other income:
Interest expense, net...................            (64)        (23)         (1)
Other, net..............................            846       1,141         712
                                               --------    --------    --------
Income before provision for income taxes         12,007       6,497       3,802
Provision for income taxes (Note 4).....          7,794          97          57
                                               --------    --------    --------
Net income..............................       $  4,213    $  6,400    $  3,745
                                               ========    ========    ========
Unaudited pro forma data (Notes 1 and 4)
Income before income taxes..............       $ 12,007    $  6,497    $  3,802
Provision for income taxes..............          4,923       2,599       1,521
                                               --------    --------    --------
Pro forma net income....................       $  7,084    $  3,898    $  2,281
                                               ========    ========    ========
Pro forma net income per share..........       $    .89    $    .51
                                               ========    ========
Weighted average number of shares.......          7,977       7,685
                                               ========    ========

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)



                                      CLASS A          CLASS B
                                    COMMON STOCK    COMMON STOCK    ADDITIONAL
                                   --------------  ---------------   PAID-IN   RETAINED
                                   SHARES  AMOUNT  SHARES   AMOUNT   CAPITAL   EARNINGS   TOTAL
                                   ------  ------  -------  ------  ---------  --------  --------
Balance at October 3, 1993.......   2,265     $23    4,530   $  45    $    84  $  9,932  $ 10,084
Net income.......................                                                 3,745     3,745
                                   ------     ---  -------   -----    -------  --------  --------
Balance at October 2, 1994.......   2,265      23    4,530      45         84    13,677    13,829
Net income.......................                                                 6,400     6,400
Distributions to shareholders....                                                  (921)     (921)
                                   ------     ---  -------   -----    -------  --------  --------
Balance at October 1, 1995.......   2,265      23    4,530      45         84    19,156    19,308
Conversion of Common Stock
(Note 1).........................   1,472      14   (1,472)    (14)
Net proceeds from public
Offering of common stock
(Note 1).........................   2,093      21                      23,387              23,408
Reclassification of S Corporation
retained earnings................                                       9,200    (9,200)
Net income.......................                                                 4,213     4,213
Distributions to pre-Offering
shareholders (Note 1)............                                               (10,653)  (10,653)
                                   ------     ---  -------   -----    -------  --------  --------
Balance at September 29, 1996....   5,830     $58    3,058   $  31    $32,671  $  3,516  $ 36,276
                                   ======     ===  =======   =====    =======  ========  ========

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                            STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                     YEAR ENDED
                                                        -------------------------------------
                                                        SEPTEMBER 29,  OCTOBER 1,  OCTOBER 2,
                                                            1996          1995        1994
                                                        -------------  ----------  ----------
Cash flows provided by (used in) operating activities:
Net income............................................       $  4,213    $  6,400     $ 3,745
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization.........................          2,043       1,453       1,436
Provision for losses on accounts receivable...........          1,621       1,221         890
Workers compensation settlement.......................         (1,438)
Deferred taxes........................................          6,501          35         (14)
Changes in assets and liabilities:
Accounts receivable...................................        (10,890)    (11,266)     (7,820)
Prepaid expenses and other current assets.............             71        (333)       (620)
Net investment in direct financing leases.............            165          39        (832)
Other assets..........................................           (419)       (313)        335
Accounts payable......................................            414         423          56
Accrued workers' compensation.........................         (4,745)       (236)      1,479
Accrued payroll, benefits and related costs...........          2,991       3,150         983
Accrued licensees' share of gross profit..............            184         649         283
Other accrued expenses................................          1,520        (517)        (41)
Income taxes payable..................................          1,083
                                                             --------    --------     -------
Net cash provided by (used in) operating activities...          3,314         705        (120)
                                                             --------    --------     -------
Cash flows used in investing activities:
Purchase of fixed assets..............................         (3,230)     (2,933)     (1,421)
Purchase of investments...............................         (1,016)
                                                             --------    --------     -------
Net cash used in investing activities.................         (4,246)     (2,933)     (1,421)
                                                             --------    --------     -------
Cash flows provided by financing activities:
Borrowings under line of credit agreement.............         16,098       8,029       3,602
Repayments under line of credit agreement.............        (22,798)     (4,450)     (2,500)
Repayments under capital lease obligation.............           (375)       (338)       (187)
Proceeds from sale/leaseback agreement................                        782       1,268
Net Proceeds from IPO.................................         23,408
Distributions to shareholders.........................         (6,646)       (921)
                                                             --------    --------     -------
Net cash provided by financing activities.............          9,687       3,102       2,183
                                                             --------    --------     -------
Net increase in cash and cash equivalents.............          8,755         874         642
Cash and cash equivalents at beginning of period......          2,204       1,330         688
                                                             --------    --------     -------
Cash and cash equivalents at end of period............       $ 10,959    $  2,204     $ 1,330
                                                             ========    ========     =======

Supplemental Disclosure of Non Cash Investing and Financing Activities
At September 29, 1996 and October 1, 1995, the Company had declared and accrued dividends of $4,007 and $0, respectively.

Other cash flow information:
Cash paid during the period for interest.............        $    327    $    164     $    89
Cash paid during the period for income taxes.........        $     97    $      7     $     1

                See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

     The Company's principal business is providing temporary personnel to businesses and industry.

     The Company has two classes of Common Stock outstanding: Class A Common Stock, which has all voting and other rights normally associated with common stock, and Class B Common Stock, which is identical to the Class A Common Stock in all respects except that the Class B Common Stock has no voting rights except with respect to certain amendments of the Company's Articles of Incorporation, certain mergers and as otherwise required by law. The Class B Common Stock will automatically convert into Class A Common Stock on a share-for-share basis upon the earlier of (i) certain transfers to non-affiliates, (ii) the death or legal incapacity of the Chairman of the Company, or (iii) the tenth anniversary of the completion of the initial public Offering described below.

Initial Public Offering

     On July 16, 1996, the Company completed an initial public Offering of 3,565 shares of its Class A Common Stock at $13.00 per share (the Offering) of which 2,093 were sold by the Company and 1,472 were sold by certain pre-Offering shareholders. The shares sold by the pre-Offering shareholders were originally Class B Common Stock that automatically converted to Class A Common Stock in connection with the Offering. The net proceeds to the Company from the sale of 2,093 shares of Class A Common Stock are estimated to be $23,408, after deduction of the underwriting discount of $1,905 and estimated expenses related to the Offering of $1,900. A portion of the net proceeds was used to finance distributions to the Company's pre-Offering shareholders with the remaining balance reserved for working capital and other general corporate use. The Company did not receive any of the proceeds from the sale of the shares of common stock offered by pre-Offering shareholders.

Recapitalization

     Concurrent with the Offering, the Company effected (i) a 1.812-for-1 stock split of its outstanding voting and non-voting common stock, and (ii) an amendment to the Company's Articles of Incorporation to authorize 5,000 shares of preferred stock, par value $.01, an increase in the number of voting common shares authorized from 10,000 to 50,000, a reclassification of the voting and non-voting common stock, and a decrease in the number of authorized non-voting common shares from 7,500 to 4,530. Share and per share amounts for all periods presented have been adjusted to give retroactive effect to the above.

Summary of significant accounting policies

Fiscal year

     The Company's fiscal year includes 52 or 53 weeks, ending on the Sunday closest to September 30. Fiscal years 1996, 1995 and 1994 consisted of 52 weeks.

Revenue recognition

     Revenue from the sale of services is recognized at the time the service is performed. A portion of the Company's revenue is derived from affiliate operations which consist of franchises and licensed operations.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Under the Company's franchised operations, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and cost of sales generated by the franchised operations are not included in the Company's financial statements. Fees are paid to the Company based upon a percentage of the gross sales generated by the franchisee and such fees are recorded by the Company as "Franchise royalties."

     Revenues generated by licensed operations and the related costs of services are included in the Company's financial statements and are reported as "Licensed sales," and "Cost of licensed sales," respectively since the Company has the direct contractual relationship with the customer, holds title to the related customer receivables and is the legal employer of the temporary employees. The risks associated with the licensed operations remain with the Company. "Licensee" refers to the Company's affiliates in their role as independent contractors and limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request. The Licensee acts as a limited agent for the Company to market the Company's services within the Licensee's territory. The net distribution paid to the Licensee for the services rendered is based on a percentage of the gross profit generated by the Licensee's operation and is reflected as "Licensees' share of gross profit."

     Both Franchisees and Licensees pay an initial fee for their affiliation with the Company. This fee is recognized as revenue when substantially all of the initial services required by the Company have been performed, and is recorded by the Company as "Initial franchise fees."

Concentrations of credit risk

     The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. Furthermore, the Company routinely assesses the financial strength of its customers.

Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

     For purposes of financial reporting, cash equivalents represent highly liquid short-term investments with original maturities of less than 90 days.

Marketable securities

     Marketable securities consist primarily of U.S. Treasury securities and other commercial paper. Marketable securities are carried at cost which approximates fair market value at September 29, 1996.

Fixed assets

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are three to five years for furniture and fixtures and

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

computer equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases.

Net investment in direct financing leases

     During fiscal year 1994, the Company began leasing computer and related equipment to various franchisees. The leases are accounted for as direct financing leases as there is no profit recognized and title to the leased equipment transfers to the franchisee upon conclusion of the lease. The net investment in direct financing leases represents the future minimum lease payments less the portion of the future payments relating to unearned interest income.

Accrued workers' compensation

     Prior to July 22, 1996, Remedy's workers' compensation risk was self insured in California. On July 22, 1996, Remedy entered into a contract with an insurance company whereby the insurance company assumed the Company's existing self insured workers' compensation liability for claims incurred during the period May 1, 1986 through July 22, 1996. As a result of the contract, the Company reduced its estimated workers' compensation exposure by $1,438 (reflected as a reduction in selling and administrative expenses). Additionally, the Company purchased a guaranteed cost insurance policy to cover workers' compensation claims, in California, for the period July 22, 1996 to July 22, 1997. For workers' compensation coverage in states other than California, the Company has similar guaranteed cost policies that are renewed annually.

Other income

     Other income consists primarily of fees collected from customers on past due accounts receivable balances in the amounts of $1,064, $883 and $ 580, for the years ended September 29, 1996, October 1, 1995, and October 2, 1994, respectively.

Income taxes

     The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment's of changes in the tax law or rates.

Accounting for stock-based compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation. Under SFAS 123, companies are encouraged, but not required, to adopt a method of accounting for stock compensation awards based upon the estimated fair value at the date the options/awards are granted as determined through the use of a pricing model (the "Fair Value Method"). Companies continuing to account for such awards in accordance with the existing guidance of Accounting Principles Board Opinion 25 (APB 25) "Accounting for Stock Issued to Employees" will have to disclose, in the Notes to Financial Statements, the pro forma impact on net income and net income per share had the Company utilized the Fair Value Method. The Company anticipates accounting for future stock compensation awards in accordance with APB 25 with the appropriate footnote disclosure required under SFAS 123. This statement is applicable for the Company's fiscal year ended September 28, 1997.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Pro forma net income and net income per share

     Prior to the Offering, the Company elected treatment as an S corporation for federal and state income tax purposes. Pro forma net income represents net income after a pro forma tax provision, using a tax rate of 41%, 40% and 40% for the years ended September 29, 1996, October 1, 1995, and October 2, 1994, respectively, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes for the period.

     Pro forma net income per share (unaudited) for fiscal 1996 and fiscal 1995 is computed by using the weighted average number of common and common equivalent shares outstanding during the period, adjusted to include the estimated number of shares required to be sold by the Company to prepay distributions to the pre-Offering shareholders totaling $9,952 (890 shares as calculated based on the net proceeds from the initial public Offering) including $5,945 of distributions paid during fiscal 1996 and $4,007 distributions payable to the pre-Offering shareholders at September 29, 1996 (Note 5). The fiscal 1995 weighted average number of shares have been revised to give effect to the actual distributions to pre-Offering shareholders as opposed to the estimate used in the Company's Registration Statement on Form S-1. In addition, the computation of pro forma weighted average shares outstanding gives effect to the stock split effected in connection with the Offering. Historical net income per share has not been presented in view of prior period S corporation status.

Reclassifications

     Certain reclassifications, which have no effect on retained earnings, have been made to conform the 1994 and 1995 information to the 1996 presentation.

2. FIXED ASSETS

                               SEPTEMBER 29,  OCTOBER 1,
                                    1996        1995
                               -------------  ----------
Computer equipment...........     $ 7,679      $ 5,173
Furniture and fixtures.......       3,980        3,587
Leasehold improvements.......       2,032        1,881
                                  -------      -------
                                   13,691       10,641
Less accumulated depreciation      (8,164)      (6,301)
                                  -------      -------
                                  $ 5,527      $ 4,340
                                  =======      =======

     Included in the above computer equipment are capitalized leases and related accumulated depreciation of $2,050 and $998 at September 29, 1996, respectively, and $2,050 and $588 at October 1, 1995, respectively.

3. DEBT

     The Company has a revolving line of credit agreement with two banks, which provides for aggregate borrowings of $25,000. Interest on outstanding borrowings is payable monthly at the designated bank's reference rate (8.25% at September 29, 1996) or, at the Company's election, at a fixed rate equal to LIBOR plus 1.95 percent for a predetermined period. The line of credit agreement expires on February 28, 1997.

     At September 29, 1996 and October 1, 1995 the Company had $0 and $6,700, respectively, outstanding under its line of credit agreement. The Company had outstanding undrawn letters of credit of $3,985, and $4,767 at September 29, 1996, and October 1, 1995, respectively. Under the provisions of the line of credit agreement, the Company must maintain certain financial ratios and must comply

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

with certain restrictive covenants. The Company was in compliance with these requirements or had obtained waivers for those requirements for the fiscal year ended September 29, 1996.

4. INCOME TAXES

     Prior to the Offering, the Company elected to be taxed as an S corporation for federal and state income tax purposes. Pursuant to this election, earnings or losses were subject to tax at the shareholder level rather than the corporate level. Therefore, no provision was made for federal income tax on earnings or losses of the Company in the historical financial statements. Tax laws relating to S corporations vary by state. In California, the principal state of operation for the Company, earnings of S corporations are taxed at 1.5 percent and the Company provided state taxes accordingly.

     In conjunction with the Offering, the S corporation status was terminated after July 9, 1996. As a result, the Company was required by the Internal Revenue Code to change its overall method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination also resulted in a non-recurring net charge to earnings of $7,793 in the fourth quarter of fiscal 1996 for additional federal and state income tax expense related to the net change required to adjust the deferred tax assets and liabilities to their appropriate value utilizing C corporation rates.

     The Company's historical provision for income taxes for the three fiscal years ended September 29, 1996 consists of the following:


                                  SEPTEMBER 29,  OCTOBER 1,  OCTOBER 2,
                                      1996          1995        1994
                                  -------------  ----------  ----------
Current tax expense:
Federal.........................    $ 1,123         $ -        $  -
State...........................        170          62          71
                                    -------         ---        ----
Total current...................      1,293          62          71
                                    -------         ---        ----
Deferred tax expense:
Federal.........................     (1,122)          -           -
State...........................       (170)         35         (14)
Deferred tax provision
resulting from termination of
S corporation status............      7,793           -           -
                                    -------         ---        ----
Total deferred..................      6,501          35         (14)
                                    -------         ---        ----
Total provision for income taxes    $ 7,794         $97        $ 57
                                    =======         ===        ====

The composition of the deferred tax liabilities (assets) at September 29, 1996 is listed below. The prior years information is not presented as it is not comparable given the prior S corporation status.


                                                SEPTEMBER 29,
                                                    1996
                                                -------------
Reserves and accrued liabilities..............     $ 1,901
Depreciation..................................         387
                                                   -------
Gross deferred tax assets.....................       2,288
                                                   -------
S corporation cash basis accounting adjustment      (8,956)
                                                   -------
Gross deferred tax liabilities................      (8,956)
                                                   -------
Net deferred tax liability....................     $(6,668)
                                                   =======

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

     The pro forma provision for income taxes differs for the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:


                                            SEPTEMBER 29,  OCTOBER 1,  OCTOBER 2,
                                                1996          1995        1994
                                            -------------  ----------  ----------
Federal tax computed at statutory rate....       35%           34%        34%
State taxes, net of federal benefit.......        5%            5%         5%
Other.....................................        1%            1%         1%
                                                 ---           ---        ---
Total pro forma provision for income taxes       41%           40%        40%
                                                 ===           ===        ===

5. RELATED PARTY TRANSACTIONS

     Prior to the completion of the Offering, the Board of Directors declared a distribution to be paid to the Company's pre-Offering shareholders representing the estimated income tax obligations of the pre-Offering shareholders on undistributed S corporation earnings from October 2, 1995 through July 9, 1996, the date immediately preceding the termination of the S corporation status.
The Company currently estimates that the distribution will be $4,952, however, the actual distribution may vary pending completion of the final calculation upon filing the final S corporation tax returns. The estimated distribution, net of $945 in advances for the quarterly estimated tax payments of the pre-Offering shareholders, has been accrued at September 29, 1996.

     The Company leases its corporate facility from the principal shareholder of the Company. The lease provides for the payment of property taxes, insurance and certain other operating expenses applicable to the leased property by the lessee. In September 1996, the lease expired and the lease term became month-to-month until a new lease agreement is finalized. Rent expense paid to the principal shareholder totaled $301 for each of the three years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively.

     Included in other assets at September 29, 1996 and October 1, 1995 are advances and notes receivable due from shareholders and officers of the Company in the amount of $417 and $313, respectively.

6. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its corporate facility, branch offices and certain equipment under operating leases. The leases typically require the Company to pay taxes, insurance and certain other operating expenses applicable to the leased property. Total rent expense was approximately $2,220, $2,209 and $2,086, for the years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively.

     In 1994, the Company entered into a financing agreement for the purchase of computer and related equipment. Fixed assets totaling $782 and $1,268 for the years ended October 1, 1995 and October 2, 1994, respectively, were sold to and leased back from the bank under this agreement. Based upon the terms of the agreement, the leases were accounted for as capital leases. There were no additional transactions under this agreement during fiscal 1996.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Future minimum lease commitments under all noncancellable capital and operating leases as of September 29, 1996 are as follows:



FISCAL                  CAPITAL  OPERATING
YEAR                    LEASES    LEASES
----                    -------  ---------
1997..................   $  416     $2,011
1998..................      453      1,070
1999..................      232        600
2000..................       49        188
2001..................                  87
                         ------     ------
Total.................   $1,150     $3,956
                         ======     ======

     The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of management, upon the advice of legal counsel, that the ultimate disposition of these matters will not materially affect the Company's financial position, results of operations or cash flows.

7. EMPLOYEE BENEFITS

401(k) plans

     In June 1991, the Company established two 401(k) plans. The first is for all full-time eligible employees and the second is for qualified temporary employees. The annual amount of employer contributions to the plans is determined at the discretion of the board of directors, subject to certain limitations. Eligible participants may make voluntary contributions to the plan and become fully vested in the Company's contributions over a five-year period. The Company has made no contributions during the three years ended September 29, 1996.

Employee Stock Purchase Plan

     The Company implemented its 1996 Employee Stock Purchase Plan (the "Purchase Plan") in connection with the Offering. A total of 250 shares were reserved for issuance under the Purchase Plan. Under the terms of the Purchase Plan, eligible employees may purchase shares of the Company's common stock based on payroll deductions. The purchase price for deductions is the lower of 85% of the market price of the stock on the first or last day of the purchase period. The Purchase Plan commenced on October 1, 1996.

8. STOCK OPTIONS

     In connection with the Offering, the Company implemented its 1996 Stock Incentive Plan (the "Plan") for officers, directors and key employees of the Company. A total of 900 shares were reserved for issuance under the "Plan". Options granted to employees of the Company typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Compensation Committee of the Board of Directors. Options granted to non-employee directors prior to the Offering were immediately exercisable. Options granted to non-employee directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting.

     On July 10, 1996, the Company granted options to purchase 422 shares of Class A Common Stock to certain of its directors, executive officers and employees at the initial public Offering price of $13.00 per share. Additionally, on July 25, 1996, the Company granted options to purchase 20 shares of Class A Common Stock to certain of its directors at $13.00 per share. No compensation expense was recorded in connection with these grants.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. UNAUDITED QUARTERLY INFORMATION



                                                                FOR THE THREE MONTHS ENDED
                                                ----------------------------------------------------------
                                                  DECEMBER 31,     MARCH 31,     JUNE 30,    SEPTEMBER 29,
                                                      1995            1996         1996          1996
                                                ----------------  ------------  -----------  -------------
Total revenues................................       $64,681         $65,432      $72,956       $82,450
Total cost of direct and licensee sales.......        48,260          49,589       55,340        62,801
Licensees' share of gross profit..............         3,711           3,843        4,309         4,424
Selling, general and administrative expenses..         9,659          10,119       10,361        11,878
Pro forma net income (a)......................         1,940           1,264        1,884         1,996
Pro forma earnings per share (b)..............          0.25            0.16         0.25          0.23


                                                                FOR THE THREE MONTHS ENDED
                                                ---------------------------------------------------------
                                                  JANUARY 1,       APRIL 2,       JULY 2,     OCTOBER 1,
                                                     1995            1995         1995          1995
                                                ----------------  ------------  -----------  ------------
Total revenues................................      $46,596         $47,835       $53,468      $61,104
Total cost of direct and licensee sales.......       34,713          35,888        40,050       45,525
Licensees' share of gross profit..............        1,935           2,239         2,768        3,386
Selling, general and administrative expenses..        8,464           9,381         9,087       10,188
Pro forma net income (a)......................        1,041             294         1,205        1,358

(a) Pro forma net income represents net income after a pro forma tax provision reflecting the estimated income tax expense of the Company as if it had been subject to federal and state income taxes at C corporation rates. See "Notes to Financial Statements-Note 1".

(b) See Note 1 to the Financial Statements regarding computation of pro forma earnings per share. Amounts for the first three quarters of fiscal 1996 differ from those previously reported as the weighted number of shares have been revised to reflect the actual distribution to pre-Offering shareholders as opposed to the estimates previously used.

  Historical pro forma earnings per share for the fiscal 1995 quarters are not presented in accordance with SEC requirements under Article 11 of Regulation S-X.

                                REMEDYTEMP, INC.

                          FINANCIAL STATEMENT SCHEDULE
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                  BALANCE AT                                 BALANCE AT
                                 BEGINNING OF                                  END OF
DESCRIPTION                         PERIOD       ADDITIONS   DEDUCTIONS (1)    PERIOD
-----------                      ------------    ---------   --------------  ----------
Allowance for Doubtful
Accounts Receivable:
Year ended September 29, 1996       $1,950        $1,621        $1,460         $2,111
Year ended October 1, 1995           1,492         1,221           763          1,950
Year ended October 2, 1994             953           890           351          1,492

(1) Represents write-offs of bad debts