Form 10-K/A
period 1996-09-29
REMEDYTEMP INC
filed 1996-12-26
CIK 1013467

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                              (AMENDMENT NUMBER 1)


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


     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on November 29, 1996 on the Nasdaq National Market was $23,792,320.


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

GENERAL


     RemedyTemp, Inc. (The "Company") founded in 1965, and incorporated in California, is a rapidly growing national provider of clerical and light industrial temporary staffing services to industrial and service companies, professional organizations and governmental agencies. The Company provides its services in 34 states through a network of 161 offices, of which 68 are Company-owned and 93 are independently-managed. During the twelve months ended September 29, 1996, the Company placed approximately 109,000 temporary workers, known as "associates," and provided over 29.3 million hours of staffing services to over 14,000 clients. From the beginning of fiscal 1993 through the end of fiscal 1996, the Company added 80 offices and increased revenues and income before taxes at compound annual growth rates of 32% and 69%, respectively, to $285.5 million and $12.0 million, respectively.


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

(4)  Includes Connecticut, Maryland, Massachusetts, New Jersey and New York.


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


(3) Fiscal 1996 and fiscal 1995 pro forma net income per share is computed by dividing pro forma net income by 7,977,000 and 7,685,000, respectively, which is the weighted average number of shares of Common Stock outstanding during the period. The fiscal 1996 and fiscal 1995 weighted average number of shares reflects an estimated 890,000 shares required to be sold by the Company to fund the distributions paid to the pre-offering shareholders from the proceeds of the Company's initial public offering. The fiscal 1995 weighted average number of shares have been revised to give effect to the actual distributions declared to pre-offering shareholders as opposed to the estimate used in the Company's Registration Statement on Form S-1 as described in "Notes to Financial Statements- Note 1".


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors, including competition, the availability of sufficient personnel, the Company's ability to sustain historical growth rates and margins and control costs, market conditions and other risks and uncertainties as discussed above under the "Risk Factors" section and in Part 1 in the Company's Prospectus dated July 10, 1996. The following should be read in conjunction with the Financial Statements of the Company and Notes thereto.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


     Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant." Information as to directors and compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive proxy statement under the caption "Proposal 1--Election of Directors" to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1997.


ITEM 11. EXECUTIVE COMPENSATION


     Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation and Other Information", to be filed with the Commission pursuant to Regulation A and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management", to be filed with the Commission pursuant to Regulation A and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions", to be filed with the Commission pursuant to Regulation A and mailed to shareholders prior to the Company's annual meeting of shareholders, which is scheduled to be held February 19, 1997.

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




/s/ PRICE WATERHOUSE LLP
------------------------
Price Waterhouse LLP
Costa Mesa, California
November 15, 1996

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

                                REMEDYTEMP, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)




                                      CLASS A          CLASS B
                                    COMMON STOCK    COMMON STOCK    ADDITIONAL
                                   --------------  ---------------   PAID-IN   RETAINED
                                   SHARES  AMOUNT  SHARES   AMOUNT   CAPITAL   EARNINGS   TOTAL
                                   ------  ------  -------  ------  ---------  --------  --------
Balance at October 3, 1993.......   2,265     $23    4,530   $  45    $    84  $  9,932  $ 10,084
Net income.......................                                                 3,745     3,745
                                   ------     ---  -------   -----    -------  --------  --------
Balance at October 2, 1994.......   2,265      23    4,530      45         84    13,677    13,829
Net income.......................                                                 6,400     6,400
Distributions to shareholders....                                                  (921)     (921)
                                   ------     ---  -------   -----    -------  --------  --------
Balance at October 1, 1995.......   2,265      23    4,530      45         84    19,156    19,308
Conversion of Common Stock
(Note 1).........................   1,472      14   (1,472)    (14)
Net proceeds from public
Offering of common stock
(Note 1).........................   2,093      21                      23,387              23,408
Reclassification of S Corporation
retained earnings................                                       9,200    (9,200)
Net income.......................                                                 4,213     4,213
Distributions to pre-Offering
shareholders ....................                                                  (701)     (701)
Special distribution to
pre-offering shareholders in
connection with the initial
public offering (Note 1) ........                                                (9,952)   (9,952)
                                   ------     ---  -------   -----    -------  --------  --------
Balance at September 29, 1996....   5,830     $58    3,058   $  31    $32,671  $  3,516  $ 36,276
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


  Historical pro forma earnings per share for the fiscal 1995 quarters are not presented, in accordance with SEC requirements under Article 11 of Regulation S-X.

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