Form 10-Q
period 1996-12-29
REMEDYTEMP INC
filed 1997-02-04
CIK 1013467

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -------------------
                                    FORM 10-Q
                               -------------------


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED DECEMBER 29, 1996

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

                            -------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          As of February 3, 1997 there were 5,830,100 shares of Class A Common Stock and 3,058,333 shares of Class B Common Stock outstanding.



================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                                                 PAGE NO.
                                                                                                                 --------

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheet as of December 29, 1996 and September 29, 1996............................................  2

          Statement of Income for the three fiscal months ended December 29, 1996 and
            December 31, 1995.....................................................................................  3

          Statement of Shareholders' Equity for the two fiscal years ended September 29, 1996 and
           October 1, 1995, and the three fiscal months ended December 29, 1996...................................  4

          Statement of Cash Flows for the three fiscal months ended December 29, 1996 and December 31, 1995.......  5

          Notes to Financial Statements...........................................................................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............  7


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...................................................................................  *

     Item 2.  Changes In Securities...............................................................................  *

     Item 3.  Defaults............................................................................................  *

     Item 4.  Submission of Matters to a Vote of Security Holders.................................................  9

     Item 5.  Other Information...................................................................................  *

     Item 6.  Exhibits and Reports on Form 8-K....................................................................  9


SIGNATURES........................................................................................................ 10





* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                REMEDYTEMP, INC.

                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)


                                                                  DEC. 29,     SEPT. 29,
                                                                    1996         1996
                                                                   -------     -------
                                                                 (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents ..................................     $ 9,070     $10,959
  Marketable securities ......................................       3,050       1,016
  Accounts receivable ........................................      42,603      42,337
  Prepaid expenses and other current assets ..................       1,869       2,177
  Current portion of net investment in direct financing leases         168         164
                                                                   -------     -------
          Total current assets ...............................      56,760      56,653
Fixed assets, net ............................................       5,831       5,527
Other assets .................................................       1,261       1,262
Net investment in direct financing leases ....................         400         464
                                                                   -------     -------
                                                                   $64,252     $63,906
                                                                   =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................     $ 1,544     $   933
  Distributions payable to pre-offering shareholders .........       3,650       4,007
  Accrued workers' compensation ..............................       1,397         550
  Accrued payroll, benefits and related costs ................       7,821      10,056
  Accrued licensees' share of gross profit ...................       1,078       1,388
  Other accrued expenses .....................................         657       1,711
  Income taxes payable .......................................       2,305       1,167
  Current portion of capitalized lease obligation ............         425         416
  Deferred income taxes ......................................       1,084       1,084
                                                                   -------     -------
          Total current liabilities ..........................      19,961      21,312
Deferred income taxes ........................................       4,834       5,584
Capitalized lease obligation .................................         624         734
                                                                   -------     -------
                                                                    25,419      27,630
                                                                   -------     -------

Commitments and contingent liabilities

Shareholders' equity (Note 2):
  Preferred Stock, par value $.01; authorized 5,000 shares;
    none outstanding
  Class A Common Stock, $.01 par value; authorized 50,000
    shares; 5,830 issued and outstanding .....................          58          58
  Class B Non-Voting Common Stock, $.01 par value;
    authorized 4,530 shares, 3,058 issued and outstanding ....          31          31
  Additional paid-in capital .................................      32,671      32,671
  Retained earnings ..........................................       6,073       3,516
                                                                   -------     -------
          Total shareholders' equity .........................      38,833      36,276
                                                                   -------     -------
                                                                   $64,252     $63,906
                                                                   =======     =======



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                               STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED
                                               ---------------------
                                                DEC. 29,    DEC. 31,
                                                 1996         1995
                                               --------     --------
                                                   (UNAUDITED)
Direct sales .............................     $ 54,463     $ 41,795
Licensed sales ...........................       29,336       22,171
Franchise royalties ......................          764          691
Initial franchise fees ...................                        24
                                               --------     --------
          Total revenues .................       84,563       64,681
Cost of direct sales .....................       42,431       31,596
Cost of licensed sales ...................       21,882       16,664
Licensees' share of gross profit .........        5,015        3,711
Selling and administrative expenses ......       10,670        9,221
Depreciation and amortization ............          610          438
                                               --------     --------
          Income from operations .........        3,955        3,051
Other income:
  Interest income (expense), net .........          123          (22)
  Other, net .............................          293          204
                                               --------     --------
  Income before provision for income taxes        4,371        3,233
Provision for income taxes ...............        1,814           48
                                               --------     --------
Net income ...............................     $  2,557     $  3,185
                                               ========     ========
Net income per share .....................     $   0.28
                                               ========
Weighted average number of shares ........        9,020
                                               ========

Unaudited pro forma data (Note 3)
Income before income taxes ...............                  $  3,233
Provision for income taxes ...............                     1,293
                                                            --------
Pro forma net income .....................                  $  1,940
                                                            ========
Pro forma net income per share ...........                  $   0.25
                                                            ========
Weighted average number of shares ........                     7,685
                                                            ========



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                        CLASS A               CLASS B
                                                     COMMON STOCK          COMMON STOCK        ADDITIONAL
                                                 --------------------    ------------------     PAID-IN     RETAINED
                                                  SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS      TOTAL
                                                --------     --------   --------    --------     --------    --------    --------

Balance at October 2, 1994 ................        2,265     $     23      4,530    $     45     $     84    $ 13,677    $ 13,829
Net income ................................                                                                     6,400       6,400
Distributions to shareholders .............                                                                      (921)       (921)
                                                --------     --------   --------    --------     --------    --------    --------
Balance at October 1, 1995 ................        2,265           23      4,530          45           84      19,156      19,308
Conversion of common stock ................        1,472           14     (1,472)        (14)
Net proceeds from public offering of common
  stock ...................................        2,093           21                              23,387                  23,408
Reclassification of S corporation retained
  earnings ................................                                                         9,200      (9,200)
Net income ................................                                                                     4,213       4,213
Distribution to pre-offering shareholders .                                                                      (701)       (701)
Special distribution to pre-offering
  shareholders in connection with initial
  public offering ........................                                                              .      (9,952)     (9,952)
                                                --------     --------   --------    --------     --------    --------    --------
Balance at September 29, 1996 .............        5,830           58      3,058          31       32,671       3,516      36,276
Unaudited Information:
  Net income ..............................                                                                     2,557       2,557
                                                --------     --------   --------    --------     --------    --------    --------
Balance at December 29, 1996 ..............        5,830     $     58      3,058    $     31     $ 32,671    $  6,073    $ 38,833
                                                ========     ========   ========    ========     ========    ========    ========



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                             STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                ----------------------
                                                                                DEC. 29,      DEC. 31,
                                                                                  1996          1995
                                                                                --------      --------
                                                                                       (UNAUDITED)
Cash flows provided by (used in) operating activities:
   Net income .............................................................     $  2,557      $  3,185

      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ....................................          610           438
         Provision for losses on accounts receivable ......................          410           212
         Deferred taxes ...................................................         (750)

         Changes in assets and liabilities:
             Accounts receivable ..........................................         (676)         (810)
             Prepaid expenses and other current assets ....................          308           790
             Net investment in direct financing leases ....................           60          (173)
             Other assets .................................................            1           (15)
             Accounts payable .............................................          611         2,250
             Accrued workers' compensation ................................          847          (157)
             Accrued payroll, benefits and related costs ..................       (2,235)       (1,143)
             Accrued licensees' share of gross profit .....................         (310)          282
             Other accrued expenses .......................................       (1,054)          505
             Income taxes payable .........................................        1,138             6
                                                                                --------      --------
   Net cash provided by operating activities ..............................        1,517         5,370
                                                                                --------      --------

Cash flows used in investing activities:
   Purchase of fixed assets ...............................................         (914)         (789)
   Purchase of investments ................................................       (2,034)
                                                                                --------      --------
   Net cash used in investing activities ..................................       (2,948)         (789)
                                                                                --------      --------

Cash flows provided by financing activities:
   Borrowings under line of credit agreement ..............................          100         1,400
   Repayments under line of credit agreement ..............................         (100)       (8,100)
   Repayments under capital lease obligation ..............................         (101)          (85)
   Distributions to pre-offering shareholders .............................         (357)
                                                                                --------      --------
   Net cash used in financing activities ..................................         (458)       (6,785)
                                                                                --------      --------

Net decrease in cash and cash equivalents .................................       (1,889)       (2,204)

Cash and cash equivalents at beginning of period ..........................       10,959         2,204
                                                                                --------      --------
Cash and cash equivalents at end of period ................................     $  9,070      $      0
                                                                                ========      ========

Other cash flow information
Cash paid during the period for interest ..................................     $     44      $     26
Cash paid during the period for income taxes ..............................        1,427


                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

          The accompanying balance sheet and statement of shareholders' equity at December 29, 1996, and the statements of income and of cash flows for the three fiscal months ended December 29, 1996 and December 31, 1995, are unaudited. These statements have been prepared on the same basis as the Company's audited financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10K/A as filed with the Securities and Exchange Commission on December 26, 1996.

          Certain reclassifications, which have no effect on retained earnings, have been made to conform the 1995 information to the 1996 presentation.

2. RECAPITALIZATION

          Concurrent with it's initial public offering in July 1996, the Company
(i) effected a 1.812-for-1 stock split of its outstanding voting and non-voting common stock, and (ii) amended its Articles of Incorporation to provide for the issuance of up to 5,000 shares of preferred stock, par value $.01, an increase in the number of voting common shares authorized from 10,000 to 50,000, a reclassification of the voting and non-voting common stock, and a decrease in the number of authorized non-voting common shares from 7,500 to 4,530. Share and per share amounts for all periods presented have been adjusted to give retroactive effect to the above.

3.  UNAUDITED PRO FORMA NET INCOME AND NET INCOME PER SHARE

          Prior to its initial public offering, the Company elected treatment as an S corporation for federal and state income tax purposes. Pro forma net income for the three fiscal months ended December 31, 1995 represents net income after a pro forma provision, using a tax rate of 40%, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes at C corporation rates for the period.

          Pro forma net income per share for the three fiscal months ended December 31, 1995 is computed by using the weighted average number of common and common equivalent shares outstanding during the period, adjusted to include the estimated number of shares required to be sold by the Company to prepay distributions to the pre-offering shareholders totaling $9,952 (890 shares as calculated based on the net proceeds from the initial public offering) including a $5,000 distribution paid in May 1996 and a $4,952 distribution to the pre-offering shareholders to be paid from the proceeds of the offering in April 1997. The Company advanced $1.3 million of this distribution prior to December 29, 1996. The computation of pro forma weighted average shares outstanding gives effect to the stock split being effected in connection with the initial public offering (see Note 2). Historical net income per share has not been presented in view of prior period S corporation status.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, regarding events and financial trends that may affect the Company's future operating results and financial position. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of competition, the availability of sufficient personnel, and other risks and uncertainties as described in detail under the "Risk Factors" section and elsewhere in the Company's Form 10K/A as filed with the SEC on December 26, 1996.

RESULTS OF OPERATIONS

  For the Three Fiscal Months Ended December 29, 1996 compared to the Three Fiscal Months Ended December 31, 1995

          Total revenues increased 30.7% or $19.9 million to $84.6 million for the three fiscal months ended December 29, 1996 from $64.7 million for the three fiscal months ended December 31, 1995, due primarily to volume increases attributable to increased billings at existing offices, a 4% increase in the average billing rate, expansion of services, including EDGE(R), and 23 new offices opened since the prior period. The Company's ability to continue to increase revenues depends upon many factors, including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, and manage costs. There can be no assurance that the Company's revenues will continue to increase.

          Total cost of direct and licensed sales increased 33.3% or $16.1 million to $64.3 million for the three fiscal months ended December 29, 1996 from $48.3 million for the three fiscal months ended December 31,1995. Total cost of direct and licensed sales as a percentage of revenues increased to 76.1% for the three fiscal months ended December 29, 1996 from 74.6% for the three fiscal months ended December 31, 1995. This increase was due to a new high volume, lower gross margin client and accelerated growth in the light industrial business, which generally has lower gross margins. The Company's cost of direct sales as a percentage of direct sales increased, while cost of licensed sales as a percentage of licensed sales remained relatively stable. Many factors, including increased wage costs or other employment expenses, could have an adverse effect on the Company's cost of direct and licensed sales.

          Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. Licensees' share of gross profit increased 35.1% or $1.3 million to $5.0 million for the three fiscal months ended December 29, 1996 from $3.7 million for the three fiscal months ended December 31, 1995. Licensees' share of gross profit as a percentage of total revenues increased to 5.9% for the three fiscal months ended December 29, 1996 from 5.7% for the three fiscal months ended December 31, 1995. This increase resulted from an increase in licensed offices to 79 at December 29,1996 from 63 as of December 31, 1995 and from continued growth in existing licensed offices. Licensees' share of gross profit as a percentage of licensees' total gross profit remained relatively unchanged.

          Selling, general and administrative expenses (including depreciation and amortization) increased 16.8% or $1.6 million to $11.3 million for the three fiscal months ended December 29, 1996 from $9.7 million for the three fiscal months ended December 31, 1995. Selling, general and administrative expenses as a percentage of total revenues decreased to 13.3% for the three fiscal months ended December 29, 1996 from 14.9% for the three fiscal months ended December 31, 1995, largely due to the Company's total revenues expanding more rapidly than selling, general and administrative expenses. The Company has implemented several cost saving measures to maintain or reduce its level of selling, general and administrative expenses as a percentage of total revenue. Such measures include the installation of a Company-wide expense budgeting program to make corporate managers more accountable for their operating expenditures and the initiation of a profit sharing plan at the office level that rewards office and area managers based on office location operating profit. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

          Operating income increased 29.6% or $0.9 million to $4.0 million for the three fiscal months ended December 29, 1996 from $3.1 million for the three fiscal months ended December 31, 1995 due to factors described above. Operating income as a percentage of revenues remained constant at 4.7% for the three fiscal months ended December 29, 1996 and for the three fiscal months ended December 31, 1995.

          Income before income taxes increased 35.2% or $1.1 million to $4.4 million for the three fiscal months ended December 29, 1996 from $3.2 million for the three fiscal months ended December 31, 1995 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 5.2% in the three fiscal months ended December 29, 1996 from 5.0% in the three fiscal months ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

          Net cash flow from operating activities was $1.5 million and $5.4 million for the three fiscal months ended December 29, 1996 and December 31, 1995, respectively. The decrease in cash flow from operating activities for the three fiscal months ended December 29, 1996 resulted from accelerated payments of liabilities during the current fiscal quarter with the funds generated by the initial public offering. Additionally, the Company paid approximately $1.4 million in estimated taxes during the first quarter of fiscal 1997. No taxes were paid in the corresponding preceding period given the Company's prior S corporation status.

          Cash used for purchases of fixed assets, which are generally for computers and peripherals and office furniture and equipment, totaled $0.9 million and $0.8 million for the three fiscal months ended December 29, 1996 and December 31, 1995, respectively. The Company expects capital expenditures to be approximately $3.6 million over the next 12 months due to anticipated openings of new Company-owned offices and further investments in the Company's computer-based technologies.

          Cash used for the purchase of investments, which are generally short-term investments with original maturities greater than 90 days but not more than one year, totaled $2.0 million for the three fiscal months ended December 29, 1996. The increase in investments is offset by a decrease in cash and cash equivalents.

          The Company has a revolving line of credit agreement with Bank of America and Union Bank providing for aggregate borrowings and letters of credit of $25.0 million. Interest on outstanding borrowings is payable monthly at the prime rate or, at the Company's discretion, LIBOR plus 1.95%. The line of credit is unsecured and expires on February 28, 1997. The Company is in the process of renegotiating a new line of credit agreement. Historically the principal use of the line of credit has been to finance receivables, to provide a letter of credit required in connection with the Company's California workers' compensation self-insurance program to meet regulatory requirements and to finance distributions made to pre-offering shareholders. The Company had no borrowings under its line of credit and $4.8 million in undrawn letters of credit as of December 29, 1996. The Company is no longer self insured for workers' compensation and as a result canceled the letter of credit in January 1997. The bank agreements governing the lines of credit require the Company to maintain certain financial ratios and comply with certain restrictive covenants.

          During the fourth quarter of fiscal 1996 the Company declared a distribution to the pre-offering shareholders in an aggregate amount equal to $4.9 million which represents the pre-offering shareholders' income tax obligations related to the Company's undistributed S corporation earnings from October 2, 1995 through July 9, 1996 (the effective termination date of the Company's S corporation status). The Company will pay the additional distribution in April 1997 from the proceeds of the initial public offering. In fiscal 1996 and in the first quarter of fiscal 1997, the Company advanced $0.9 million and $0.4 million respectively, to pre-offering shareholders, representing portions of the anticipated distribution mentioned above.

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

                                REMEDYTEMP, INC.

                           PART II--OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Set forth below is a list of the exhibits included as part of this Quarterly Report:

Number
Exhibit                           Description
-------                           -----------

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

10.13    Form of Franchising Agreement for Licensed Offices*

10.14    Form of Franchising Agreement for Franchised Offices*

10.15    Form of Licensing Agreement for IntellisearchSM*

10.16 Credit Agreement among Bank of America National Trust and Savings Association, Union Bank and RemedyTemp, Inc. as amended*

10.17    Paul W. Mikos Promissory Note*

10.18    Additional Deferred Compensation Agreement for Alan Purdy

11.1     Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule

* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed in the fiscal quarter ended December 29, 1996.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 3, 1997                       REMEDYTEMP, INC.

                                       /s/  PAUL W. MIKOS
                                       Paul W. Mikos, President and Chief
                                       Executive Officer


                                       /s/  ALAN M. PURDY
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer)

                                  EXHIBIT INDEX

NUMBER
EXHIBIT  DESCRIPTION
-------  -----------

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

10.13    Form of Franchising Agreement for Licensed Offices*

10.14    Form of Franchising Agreement for Franchised Offices*

10.15    Form of Licensing Agreement for IntellisearchSM*

10.16 Credit Agreement among Bank of America National Trust and Savings Association, Union Bank and RemedyTemp, Inc. as amended*

10.17    Paul W. Mikos Promissory Note*

10.18    Additional Deferred Compensation Agreement for Alan M. Purdy

11.1     Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule

* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.