Form 10-Q
period 1997-03-30
REMEDYTEMP INC
filed 1997-05-12
CIK 1013467

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-Q
                             -----------------------

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 661-1211

                             -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 12, 1997 there were 5,842,373 shares of Class A Common Stock and 3,058,333 shares of Class B Common Stock outstanding.

================================================================================

                                REMEDYTEMP, INC.

                                      INDEX


                                                                                                        PAGE NO.
                                                                                                        --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheet as of March 30, 1997 and September 29, 1996.......................................     2

          Statement of Income for the three fiscal months and six fiscal months ended
            March 30, 1997 and March 31, 1996.............................................................     3

          Statement of Shareholders' Equity for the fiscal years ended September 29, 1996 and
            October 1, 1995, and the six fiscal months ended March 30, 1997...............................     4

          Statement of Cash Flows for the six fiscal months ended March 30, 1997 and
            March 31, 1996................................................................................     5

          Notes to Financial Statements...................................................................     6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................     *

     Item 2.  Changes In Securities.......................................................................     *

     Item 3.  Defaults Upon Senior Securities.............................................................     *

     Item 4.  Submission of Matters to a Vote of Security Holders........................................     11

     Item 5.  Other Information...........................................................................    11

     Item 6.  Exhibits and Reports on Form 8-K............................................................    12


SIGNATURES................................................................................................    13



* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                REMEDYTEMP, INC.

                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)


                                                                                           MAR. 30,     SEPT. 29,
                                                                                             1997         1996
                                                                                          ---------     --------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $   9,837     $ 10,959
  Marketable securities.................................................................          0        1,016
  Accounts receivable, net of allowance for doubtful accounts...........................     44,974       42,337
  Prepaid expenses and other current assets.............................................      2,699        2,177
  Current portion of net investment in direct financing leases..........................        170          164
                                                                                          ---------     --------
          Total current assets..........................................................     57,680       56,653
Fixed assets, net.......................................................................      5,808        5,527
Other assets............................................................................      1,429        1,262
Net investment in direct financing leases...............................................        363          464
                                                                                          ---------     --------
          Total assets..................................................................  $  65,280     $ 63,906
                                                                                          =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $   2,202     $    933
  Distributions payable to pre-offering shareholders....................................      1,375        4,007
  Accrued workers' compensation.........................................................      1,720          550
  Accrued payroll, benefits and related costs...........................................      9,796       10,056
  Accrued licensees' share of gross profit..............................................      1,669        1,388
  Other accrued expenses................................................................      1,531        1,711
  Income taxes payable..................................................................          0        1,167
  Current portion of capitalized lease obligation.......................................        434          416
  Deferred income taxes.................................................................      1,084        1,084
                                                                                          ---------     --------
          Total current liabilities.....................................................     19,811       21,312
Deferred income taxes...................................................................      4,084        5,584
Capitalized lease obligation............................................................        512          734
                                                                                          ---------     --------
          Total liabilities.............................................................     24,407       27,630
                                                                                          ---------     --------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY (Note 2):
  Preferred Stock, par value $.01; authorized 5,000 shares;
    none outstanding
  Class A Common Stock, $.01 par value; authorized 50,000
    shares; 5,830 issued and outstanding................................................         58           58
  Class B Non-Voting Common Stock, $.01 par value;
    authorized 4,530 shares, 3,058 issued and outstanding...............................         31           31
  Additional paid-in capital............................................................     32,671       32,671
  Retained earnings.....................................................................      8,113        3,516
                                                                                          ---------     --------
          Total shareholders' equity....................................................     40,873       36,276
                                                                                          ---------     --------
                                                                                          $  65,280     $ 63,906
                                                                                          =========     ========



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                               STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 -------------------    --------------------
                                                                  MAR 30,     MAR 31,     MAR 30,    MAR 31,
                                                                   1997        1996        1997       1996
                                                                 --------  ---------    ---------  ---------
                                                                     (UNAUDITED)              (UNAUDITED)

Direct sales...............................................     $  52,645  $  41,407    $ 107,108  $  83,202
Licensed sales.............................................        30,144     23,354       59,480     45,525
Franchise royalties........................................           751        656        1,515      1,347
Initial franchise fees.....................................            47         15           47         39
                                                                 --------  ---------    ---------  ---------
          Total revenues...................................        83,587     65,432      168,150    130,113
Cost of direct sales.......................................        41,263     32,024       83,694     63,620
Cost of licensed sales.....................................        22,439     17,565       44,321     34,229
Licensees' share of gross profit...........................         5,289      3,843       10,304      7,554
Selling and administrative expenses........................        10,907      9,618       21,577     18,839
Depreciation and amortization..............................           612        501        1,222        939
                                                                ---------  ---------    ---------  ---------
          Income from operations...........................         3,077      1,881        7,032      4,932
Other income:
  Interest income (expense), net...........................           101        (14)         224        (36)
  Other, net...............................................           309        240          602        444
                                                                ---------  ---------    ---------  ---------
  Income before provision for income taxes.................         3,487      2,107        7,858      5,340
          Provision for income taxes.......................         1,447         32        3,261         80
                                                                ---------  ---------    ---------  ---------
Net income.................................................     $   2,040  $   2,075    $   4,597  $   5,260
                                                                =========  =========    =========  =========
Net income per share.......................................     $    0.23               $    0.51
                                                                =========               =========
Weighted average number of shares (Note 4).................         9,005                   9,014
                                                                =========               =========

Unaudited pro forma data (Note 3)
Income before income taxes.................................                $   2,107               $   5,340
Provision for income taxes.................................                      843                   2,136
                                                                           ---------               ---------
Pro forma net income.......................................                $   1,264               $   3,204
                                                                           =========               =========
Pro forma net income per share.............................                $    0.16               $    0.42
                                                                           =========               =========
Weighted average number of shares..........................                    7,685                   7,685
                                                                           =========               =========



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                        CLASS A         CLASS B
                                                 ----------------  -----------------   ADDITIONAL
                                                    COMMON STOCK      COMMON STOCK     PAID-IN  RETAINED
                                                  SHARES   AMOUNT  SHARES     AMOUNT   CAPITAL  EARNINGS    TOTAL
                                                 -------   ------  -------    ------  --------  --------  --------
Balance at October 2, 1994.....................    2,265    $ 23     4,530    $   45  $     84  $ 13,677  $ 13,829
Net income.....................................                                                    6,400     6,400
Distributions to shareholders..................                                                     (921)     (921)
                                                 -------    ----   -------    ------  --------  --------  --------
Balance at October 1, 1995.....................    2,265      23     4,530        45        84    19,156    19,308
Conversion of common stock.....................    1,472      14    (1,472)      (14)
Net proceeds from public offering of common
  stock   .....................................    2,093      21                        23,387              23,408
Reclassification of S corporation retained
  earnings.....................................                                          9,200    (9,200)
Net income.....................................                                                    4,213     4,213
Distribution to pre-offering shareholders......                                                     (701)     (701)
Special distribution to pre-offering
  shareholders in connection with initial
  public offering..............................                                                   (9,952)   (9,952)
                                                 -------    ----   -------    ------  --------  --------  --------
Balance at September 29, 1996..................    5,830      58     3,058        31    32,671     3,516    36,276
Unaudited Information:
  Net income...................................                                                    4,597     4,597
                                                 -------    ----   -------    ------  --------  --------  --------
Balance at March 30, 1997......................    5,830    $ 58     3,058    $   31  $ 32,671  $  8,113  $ 40,873
                                                 =======    ====   =======    ======  ========  ========  ========



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                              STATEMENT CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                             ---------------------
                                                                                              MAR 30,      MAR 31,
                                                                                               1997         1996
                                                                                             -------      --------
                                                                                                  (UNAUDITED)
Cash flows provided by (used in) operating activities:
   Net income...........................................................................     $ 4,597      $  5,260

      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization..................................................       1,222           939
         Provision for losses on accounts receivable....................................         510           425
         Deferred taxes.................................................................      (1,500)

         Changes in operating assets and liabilities:
             Accounts receivable........................................................      (3,147)         (216)
             Prepaid expenses and other current assets..................................        (522)          (65)
             Net investment in direct financing leases..................................          95             9
             Other assets...............................................................        (167)          (42)
             Accounts payable...........................................................       1,269          (396)
             Accrued workers' compensation..............................................       1,170          (136)
             Accrued payroll, benefits and related costs................................        (260)         (216)
             Accrued licensees' share of gross profit...................................         281           132
             Other accrued expenses.....................................................        (180)          668
             Income taxes payable.......................................................      (1,167)           24
                                                                                             -------      --------
   Net cash provided by operating activities............................................       2,201         6,386
                                                                                             -------      --------

Cash flows (used in) provided by investing activities:
   Purchase of fixed assets.............................................................      (1,503)       (1,689)
   Sale of investments..................................................................       1,016
                                                                                             -------      --------
   Net cash used in investing activities................................................        (487)       (1,689)
                                                                                             -------      --------

Cash flows provided by (used in) financing activities:
   Borrowings under line of credit agreement............................................         100         4,148
   Repayments under line of credit agreement............................................        (100)      (10,848)
   Repayments under capital lease obligation............................................        (204)         (201)
   Distributions to pre-offering shareholders...........................................      (2,632)
                                                                                             -------      --------
   Net cash used in financing activities................................................      (2,836)       (6,901)
                                                                                             -------      --------

Net decrease in cash and cash equivalents...............................................      (1,122)       (2,204)

Cash and cash equivalents at beginning of period........................................      10,959         2,204
                                                                                             -------      --------
Cash and cash equivalents at end of period..............................................     $ 9,837      $      0
                                                                                             =======      ========

Other cash flow information
Cash paid during the period for interest................................................     $    70      $     92
Cash paid during the period for income taxes............................................     $ 6,809      $     -


                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

          The accompanying balance sheet and statement of shareholders' equity at March 30, 1997, and the statements of income and of cash flows for the six fiscal months ended March 30, 1997 and March 31, 1996, are unaudited. These statements have been prepared on the same basis as the Company's audited financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10K/A as filed with the Securities and Exchange Commission on December 26, 1996.

          Certain reclassifications, which have no effect on retained earnings, have been made to conform the fiscal 1996 information to the fiscal 1997 presentation.

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

3.  UNAUDITED PRO FORMA NET INCOME AND NET INCOME PER SHARE

          Prior to its initial public offering, the Company elected treatment as an S corporation for federal and state income tax purposes. Pro forma net income for the six fiscal months ended March 31, 1996 represents net income after a pro forma provision, using a tax rate of 40%, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes at C corporation rates for the period.

          Pro forma net income per share for the six fiscal months ended March 31, 1996 is computed using the weighted average number of common and common equivalent shares outstanding during the period, adjusted to include the estimated number of shares required to be sold by the Company to prepay distributions to the pre-offering shareholders totaling $9,952 (890 shares as calculated based on the net proceeds from the initial public offering) including a $5,000 distribution paid in May 1996 and a $4,952 distribution payable by April 1997. The Company made the final payment of $1,375 in April 1997. The computation of pro forma weighted average shares outstanding gives effect to the stock split being effected in connection with the initial public offering (see
Note 2). Historical net income per share has not been presented in view of prior period S corporation status.

4.  UNAUDITED EARNINGS PER SHARE DISCLOSURE

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 128 "Accounting for Earnings per Share", which is effective for financial statements for both annual and interim periods ending after December 15, 1997. This Statement specifies the computation, presentation and disclosure requirements for Earnings per Share
(EPS). Early adoption of this Statement is not permitted. However, disclosure of pro forma EPS amounts using this Statement is allowed. The Basic and Dilutive EPS under SFAS No. 128 is substantially the same as Primary and Fully Dilutive EPS under the current regulations.

5.  STOCK OPTIONS

         In accordance with the terms of the 1996 Stock Incentive Plan, on February 19, 1997, the Company granted options to purchase 20 shares of Class A Common Stock to certain of its non-employee directors at $19.25 per share, the fair market value of the Class A Common Stock on such grant date. Additionally, on April 23, 1997, the Company granted options to purchase 260 shares of Class A Common Stock to certain of its executive officers and employees at $15.31 per share, the fair market value of the Class A Common Stock on such grant date. This plan is "non-compensatory" under APB No. 25, and accordingly, no compensation expense is recorded in connection with these grants.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6.  RELATED PARTY TRANSACTIONS

         The Company leases the majority of its corporate facilities from the principal shareholder of the Company. The lease provides for the payment of property taxes, insurance and certain other operating expenses applicable to the leased property by the lessee. In September 1996, the lease expired and the lease term became month-to-month. On April 17, 1997 the Company signed a lease for a new facility, the costs of which should approximate the current expenses for the corporate facilities. Until the Company moves into the new facility in fiscal 1998, the lease term of the current location will remain month-to-month.

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

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended March 30, 1997 compared to the Three Fiscal Months Ended March 31, 1996

          Total revenues increased 27.7% or $18.2 million to $83.6 million for the three fiscal months ended March 30, 1997 from $65.4 million for the three fiscal months ended March 31, 1996, due primarily to volume increases attributable to increased billings at existing offices, expansion of services, including EDGE(R), and 26 new offices opened since the prior period. The Company's ability to continue to increase revenues depends upon many factors, including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, and manage costs. There can be no assurance that the Company's revenues will continue to increase.

          Total cost of direct and licensed sales increased 28.5% or $14.1 million to $63.7 million for the three fiscal months ended March 30, 1997 from $49.6 million for the three fiscal months ended March 31, 1996. Total cost of direct and licensed sales as a percentage of revenues increased to 76.2% for the three fiscal months ended March 30, 1997 from 75.8% for the three fiscal months ended March 31, 1996. This increase was primarily due to 35% revenue growth in the light industrial business, which generally has lower gross margin rates, as compared to 17% revenue growth in the clerical and office automation business. The Company's cost of direct sales as a percentage of direct sales increased 1.1 percentage points to 78.4% for the three fiscal months ended March 30, 1997 from 77.3% for the three fiscal months ended March 31, 1996, while the cost of licensed sales as a percentage of licensed sales decreased .8 percentage points to 74.4% for the three fiscal months ended March 30, 1997 from 75.2% for the three fiscal months ended March 31, 1996. Many factors, including increased wage and other payroll costs, could have an adverse effect on the Company's cost of direct and licensed sales.

          Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is based on the number of hours billed. The Company's share of gross profit cannot be less than 7.5% of the licensed operation sales. Licensees' share of gross profit increased 37.6% or $1.4 million to $5.3 million for the three fiscal months ended March 30, 1997 from $3.8 million for the three fiscal months ended March 31, 1996. Licensees' share of gross profit as a percentage of total revenues increased to 6.3% for the three fiscal months ended March 30, 1997 from 5.9% for the three fiscal months ended March 31, 1996. This increase resulted from an increase in licensed offices to 83 at March 30, 1997 from 64 as of March 31, 1996 and from continued growth in existing licensed offices. Licensees' share of gross profit as a percentage of licensees' total gross profit increased to 68.6% for the three fiscal months ended March 30, 1997 from 66.4% for the three fiscal months ended March 31, 1996 due to an increase in hours billed at existing licensed offices.

          Selling, general and administrative expenses (including depreciation and amortization) increased 13.8% or $1.4 million to $11.5 million for the three fiscal months ended March 30, 1997 from $10.1 million for the three fiscal months ended March 31, 1996. Selling, general and administrative expenses as a percentage of total revenues decreased to 13.8% for the three fiscal months ended March 30, 1997 from 15.5% for the three fiscal months ended March 31, 1996, largely due to the Company's total revenues expanding more rapidly than selling, general and administrative expenses. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

          Operating income increased 63.6% or $1.2 million to $3.1 million for the three fiscal months ended March 30, 1997 from $1.9 million for the three fiscal months ended March 31, 1996 due to factors described above. Operating income as a percentage of revenues increased to 3.7% for the three fiscal months ended March 30, 1997 from 2.9% for the three fiscal months ended March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Income before income taxes increased 65.5% or $1.4 million to $3.5 million for the three fiscal months ended March 30, 1997 from $2.1 million for the three fiscal months ended March 31, 1996 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 4.2% in the three fiscal months ended March 30, 1997 from 3.2% in the three fiscal months ended March 31, 1996.

For the Six Fiscal Months Ended March 30, 1997 compared to the Six Fiscal Months Ended March 31, 1996

          Total revenues increased 29.2% or $38.0 million to $168.2 million for the six fiscal months ended March 30, 1997 from $130.1 million for the six fiscal months ended March 31, 1996, due primarily to volume increases attributable to increased billings at existing offices, a 2.5% increase in the average billing rate, expansion of services, including EDGE(R), and 26 new offices opened since the prior period. The Company's ability to continue to increase revenues depends upon many factors, including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, and manage costs. There can be no assurance that the Company's revenues will continue to increase.

          Total cost of direct and licensed sales increased 30.8% or $30.2 million to $128.0 million for the six fiscal months ended March 30, 1997 from $97.8 million for the six fiscal months ended March 31, 1996. Total cost of direct and licensed sales as a percentage of revenues increased to 76.1% for the six fiscal months ended March 30, 1997 from 75.2% for the six fiscal months ended March 31, 1996. This increase was due to 36% revenue growth in the light industrial business, which generally has lower gross margin rates, as compared to 18% revenue growth in the clerical and office automation business. The Company's cost of direct sales as a percentage of direct sales increased 1.6 percentage points to 78.1% for the six fiscal months ended March 30, 1997 from 76.5% for the six fiscal months ended March 31, 1996, while the cost of licensed sales as a percentage of licensed sales decreased .7 percentage points to 74.5% for the six fiscal months ended March 30, 1997 from 75.2% for the six fiscal months ended March 31, 1996. Many factors, including increased wage and other payroll costs, could have an adverse effect on the Company's cost of direct and licensed sales.

          Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is based on the number of hours billed. The Company's share of gross profit cannot be less than 7.5% of the licensed operation sales. Licensees' share of gross profit increased 36.4% or $2.8 million to $10.3 million for the six fiscal months ended March 30, 1997 from $7.6 million for the six fiscal months ended March 31, 1996. Licensees' share of gross profit as a percentage of total revenues increased to 6.1% for the six fiscal months ended March 30, 1997 from 5.8% for the six fiscal months ended March 31, 1996. This increase resulted from an increase in licensed offices to 83 at March 30, 1997 from 64 as of March 31, 1996 and from continued growth in existing licensed offices. Licensees' share of gross profit as a percentage of licensees' total gross profit increased to 68.0% for the six fiscal months ended March 30, 1997 from 66.9% for the six fiscal months ended March 31, 1996 due to an increase in hours billed at existing licensed offices.

          Selling, general and administrative expenses (including depreciation and amortization) increased 15.3% or $3.0 million to $22.8 million for the six fiscal months ended March 30, 1997 from $19.8 million for the six fiscal months ended March 31, 1996. Selling, general and administrative expenses as a percentage of total revenues decreased to 13.6% for the six fiscal months ended March 30, 1997 from 15.2% for the six fiscal months ended March 31, 1996, largely due to the Company's total revenues expanding more rapidly than selling, general and administrative expenses. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

          Operating income increased 42.6% or $2.1 million to $7.0 million for the six fiscal months ended March 30, 1997 from $4.9 million for the six fiscal months ended March 31, 1996 due to factors described above. Operating income as a percentage of revenues increased to 4.2% for the six fiscal months ended March 30, 1997 from 3.8% for the six fiscal months ended March 31, 1996.

          Income before income taxes increased 47.2% or $2.5 million to $7.9 million for the six fiscal months ended March 30, 1997 from $5.3 million for the six fiscal months ended March 31, 1996 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 4.7% in the six fiscal months ended March 30, 1997 from 4.1% in the six fiscal months ended March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

          Net cash flow provided by operating activities was $2.2 million and $6.4 million for the six fiscal months ended March 30, 1997 and March 31, 1996, respectively. The decrease in net cash flow provided by operating activities for the six fiscal months ended March 30, 1997 compared to the six fiscal months ended March 31, 1996 resulted from payment of $3.9 million in estimated taxes during the six months ended March 30, 1997. No taxes were paid in the corresponding preceding period given the Company's prior S corporation status. The decrease in cash flow from operating activities was also caused by growth in accounts receivable due to additional sales and expanded subcontractor billings, which do not affect the Company's revenue base. This decrease in cash flows was offset by additional accounts payable associated with the increase in subcontracting and increases in the workers' compensation liability for policy adjustments.

          Cash used for purchases of fixed assets, which are generally for computers and peripherals and office furniture, totaled $1.5 million and $1.7 million for the six fiscal months ended March 30, 1997 and March 31, 1996, respectively. The Company expects capital expenditures to be approximately $3.6 million over the next 12 months due to anticipated openings of new Company-owned offices and further investments in the Company's computer-based technologies.

          Cash generated by the sale of investments, which are generally short-term investments with original maturities greater than 90 days but not more than one year, totaled $1.0 million for the six fiscal months ended March 30, 1997. The proceeds from the sale of investments were used to fund the distribution payable to the pre-offering shareholders.

          The Company has a revolving line of credit agreement with Bank of America and Union Bank providing for aggregate borrowings and letters of credit of $25.0 million. Interest on outstanding borrowings is payable monthly at the prime rate or, at the Company's discretion, LIBOR plus 1.95%. The line of credit is unsecured and expired on February 29, 1997, however, the Company has obtained an extension until May 30, 1997. The Company is currently negotiating a new line of credit. Historically, the principal use of the line of credit has been to finance receivables and distributions payable to pre-offering shareholders and to provide a letter of credit required in connection with the Company's California workers' compensation self-insurance program to meet regulatory requirements. The Company had no borrowings under its line of credit as of March 30, 1997. The Company is no longer self-insured for workers' compensation and as a result canceled the letter of credit in January 1997. The bank agreements governing the lines of credit require the Company to maintain certain financial ratios and comply with certain restrictive covenants.

          During the fourth quarter of fiscal 1996, the Company declared a distribution to the pre-offering shareholders in an aggregate amount equal to $4.9 million which represents the pre-offering shareholders' income tax obligations related to the Company's undistributed S corporation earnings from October 2, 1995 through July 9, 1996 (the effective termination date of the Company's S corporation status). The Company made the final payment of $1.4 million in April 1997.

SEASONALITY

          The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses. The first fiscal quarter has historically been strong as a result of manufacturing and retail emphasis on holiday sales. The second fiscal quarter historically shows little to no growth in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

                                REMEDYTEMP, INC.

                           PART II--OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On February 19, 1997, the Company held its annual meeting of Shareholders ("the Annual Meeting"). The only matter voted upon by the shareholders at the Annual Meeting was the election of the seven members of the Company's Board of Directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified. The Company's shareholders elected each of the seven nominees to serve as director according to the following vote tabulation:

    Director Nominee                 For        Against or Withheld     Abstentions       Brokers Non-Votes
    ----------------                 ---        -------------------     -----------       -----------------
    William D. Cvengros           4,657,478            1,452                 --                   --
    James L. Doti                 4,657,478            1,452                 --                   --
    Robert E. McDonough           4,657,478            1,452                 --                   --
    Paul W. Mikos                 4,657,478            1,452                 --                   --
    Susan McDonough Mikos         4,657,478            1,452                 --                   --
    John P. Unroe                 4,657,478            1,452                 --                   --
    John B. Zaepfel               4,657,478            1,452                 --                   --

ITEM 5.   OTHER INFORMATION

         On April 17, 1997, the Company executed a lease for new corporate headquarters. The lease agreement is between the Company and Parker-Summit, LLC and provides for leased premises, projected to be approximately 52,500 square feet in size, at a fixed rate of $1.93 per square foot per month, for a fixed term of five and one-half years. The Company has an option to renew the lease after the initial term for an additional term of five years. In addition to base rent, the Company is obligated to pay a percentage of the increase in operating costs and real property taxes for the leased premises. It is anticipated that the leased premises will be completed and ready for occupancy towards the end of 1998. Until that time, the lease term of the Company's current headquarters will remain month-to-month.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Set forth below is a list of the exhibits included as part of this Quarterly Report:

Number
Exhibit                                Description
-------                                -----------

3.1                Amended and Restated Articles of Incorporation of the Company*
3.2                Amended and Restated Bylaws of the Company*
4.1                Specimen Stock Certificate*
4.2                Shareholder Rights Agreement*
10.1               Robert B. McDonough, Sr.  Amended and Restated Employment Agreement*
10.2               Paul W. Mikos Employment Agreement*
10.3               R.  Emmett McDonough Employment Agreement*
10.4               Allocation Agreement with R. Emmett McDonough and Related Trusts*
10.5               Registration Rights Agreement with R. Emmett McDonough and Related Trusts*
10.6               Letter regarding terms of employment and potential severance of Alan M. Purdy*
10.7               Deferred Compensation Agreement for Alan M. Purdy*
10.8               Letter regarding potential severance of Jeffrey A. Elias*
10.9               Form of Indemnification Agreement*
10.10              Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr.*
10.11              RemedyTemp, Inc. 1996 Stock Incentive Plan*
10.12              RemedyTemp, Inc. 1996 Employee Stock Purchase Plan*
10.13              Form of Franchising Agreement for Licensed Offices*
10.14              Form of Franchising Agreement for Franchised Offices*
10.15              Form of Licensing Agreement for IntellisearchSM*
10.16              Credit Agreement among Bank of America National Trust and Savings Association, Union Bank and
                   RemedyTemp, Inc. as amended*
10.17              Paul W. Mikos Promissory Note*
10.18              Additional Deferred Compensation Agreement for Alan M. Purdy**
10.19              Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC
11.1               Statement Regarding Computation of Per Share Earnings
27.1               Financial Data Schedule

* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

** Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fiscal quarter ended March 30, 1997.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REMEDYTEMP, INC.

May 12, 1997                         /s/  PAUL W. MIKOS
                                     Paul W. Mikos, President and Chief
                                     Executive Officer


May 12, 1997                         /s/  ALAN M. PURDY
                                     Senior Vice President and Chief Financial
                                     Officer (Principal Financial Officer)

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

10.13              Form of Franchising Agreement for Licensed Offices*

10.14              Form of Franchising Agreement for Franchised Offices*

10.15              Form of Licensing Agreement for IntellisearchSM*

10.16              Credit Agreement among Bank of America National Trust and
                   Savings Association, Union Bank and RemedyTemp, Inc. as amended*

10.17              Paul W. Mikos Promissory Note*

10.18              Additional Deferred Compensation Agreement for Alan M.
                   Purdy**

10.19              Lease Agreement between RemedyTemp, Inc. and Parker-Summit,
                   LLC

11.1               Statement Regarding Computation of Per Share Earnings

27.1               Financial Data Schedule

* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

** Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.