Form 10-Q
period 1997-06-30
REMEDYTEMP INC
filed 1997-08-11
CIK 1013467

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------


       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 8, 1997 there were 5,848,763 shares of Class A Common Stock and 3,058,333 shares of Class B Common Stock outstanding.

===============================================================================

                                REMEDYTEMP, INC.

                                      INDEX



                                                                                                        PAGE NO.
                                                                                                        --------

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheet as of June 29, 1997 and September 29, 1996 ................................          2

          Statement of Income for the three fiscal months and nine fiscal months ended
            June 29, 1997 and June 30, 1996 .......................................................          3

          Statement of Shareholders' Equity for the fiscal years ended September 29, 1996 and
            October 1, 1995, and the nine fiscal months ended June 29, 1997 .......................          4

          Statement of Cash Flows for the nine fiscal months ended June 29, 1997 and
            June 30, 1996 .........................................................................          5

          Notes to Financial Statements ...........................................................          6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk ...........................          *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings ...................................................................          *

     Item 2.  Changes In Securities ...............................................................          *

     Item 3.  Defaults Upon Senior Securities .....................................................          *

     Item 4.  Submission of Matters to a Vote of Security Holders .................................          *

     Item 5.  Other Information ...................................................................         11

     Item 6.  Exhibits and Reports on Form 8-K ....................................................         12


SIGNATURES ........................................................................................         13







* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                REMEDYTEMP, INC.

                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)



                                                                                           JUNE 29,     SEPT. 29,
                                                                                             1997         1996
                                                                                             ----         ----
                                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $   5,460     $ 10,959
  Marketable securities.................................................................          0        1,016
  Accounts receivable, net of allowance for doubtful accounts...........................     49,534       42,337
  Prepaid expenses and other current assets.............................................      2,092        2,177
  Current portion of net investment in direct financing leases..........................        174          164
                                                                                          ---------     --------
          Total current assets..........................................................     57,260       56,653
Fixed assets, net.......................................................................      6,146        5,527
Other assets............................................................................      2,098        1,262
Net investment in direct financing leases...............................................        319          464
                                                                                          ---------     --------
          Total assets..................................................................  $  65,823     $ 63,906
                                                                                          =========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $   2,655     $    933
  Distributions payable to pre-offering shareholders....................................       -           4,007
  Accrued workers' compensation (Note 7)................................................      1,383          550
  Accrued payroll, benefits and related costs...........................................      9,850       10,056
  Accrued licensees' share of gross profit..............................................      1,799        1,388
  Other accrued expenses................................................................      1,270        1,711
  Income taxes payable..................................................................       -           1,167
  Current portion of capitalized lease obligation.......................................        443          416
  Deferred income taxes.................................................................      1,084        1,084
                                                                                          ---------     --------
          Total current liabilities.....................................................     18,484       21,312
Deferred income taxes...................................................................      3,334        5,584
Capitalized lease obligation............................................................        398          734
                                                                                          ---------     --------
          Total liabilities.............................................................     22,216       27,630
                                                                                          ---------     --------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

SHAREHOLDERS' EQUITY (Note 2):
  Preferred Stock, $.01 par value; authorized 5,000 shares;
    none outstanding
  Class A Common Stock, $.01 par value; authorized 50,000
    shares; 5,842 issued and outstanding................................................         58           58
  Class B Non-Voting Common Stock, $.01 par value;
    authorized 4,530 shares; 3,058 issued and outstanding...............................         31           31
  Additional paid-in capital............................................................     32,834       32,671
  Retained earnings.....................................................................     10,684        3,516
                                                                                          ---------     --------
          Total shareholders' equity....................................................     43,607       36,276
                                                                                          ---------     --------
                                                                                          $  65,823     $ 63,906
                                                                                          =========     ========



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                               STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                ---------------------     -------------------
                                                                 JUNE 29,    JUNE 30,     JUNE 29,   JUNE 30,
                                                                   1997        1996         1997       1996
                                                                   ----        ----         ----       ----
                                                                     (UNAUDITED)              (UNAUDITED)

Direct sales...............................................     $  54,641  $  47,222    $ 161,749  $ 130,424
Licensed sales.............................................        36,858     25,013       96,338     70,538
Franchise royalties........................................           727        711        2,242      2,058
Initial franchise fees.....................................            61         10          108         49
                                                                 --------  ---------    ---------  ---------
          Total revenues...................................        92,287     72,956      260,437    203,069
Cost of direct sales.......................................        42,392     36,700      126,086    100,320
Cost of licensed sales.....................................        27,666     18,640       71,987     52,869
Licensees' share of gross profit...........................         6,153      4,309       16,457     11,863
Selling and administrative expenses........................        11,444      9,822       33,021     28,661
Depreciation and amortization..............................           643        539        1,865      1,478
                                                                ---------  ---------    ---------  ---------
          Income from operations...........................         3,989      2,946       11,021      7,878
Other income:
  Interest income (expense), net...........................           168        (25)         392        (61)
  Other, net...............................................           237        219          839        663
                                                                ---------  ---------    ---------  ---------
  Income before provision for income taxes.................         4,394      3,140       12,252      8,480
          Provision for income taxes.......................         1,823         47        5,084        127
                                                                ---------  ---------    ---------  ---------
Net income.................................................     $   2,571  $   3,093    $   7,168  $   8,353
                                                                =========  =========    =========  =========
Net income per share.......................................     $    0.29               $    0.79
                                                                =========               =========
Weighted average number of shares (Note 4).................         9,007                   9,025
                                                                =========               =========

Unaudited pro forma data (Note 3)
Income before income taxes.................................                $   3,140               $   8,480
Provision for income taxes.................................                    1,256                   3,392
                                                                           ---------               ---------
Pro forma net income.......................................                $   1,884               $   5,088
                                                                           =========               =========
Pro forma net income per share.............................                $    0.25               $    0.66
                                                                           =========               =========
Weighted average number of shares..........................                    7,685                   7,685
                                                                           =========               =========



                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)



                                                       CLASS A          CLASS B
                                                    COMMON STOCK      COMMON STOCK    ADDITIONAL
                                                    ------------      ------------     PAID-IN    RETAINED
                                                  SHARES   AMOUNT  SHARES     AMOUNT   CAPITAL    EARNINGS    TOTAL
                                                  ------   ------  ------     ------   -------    --------    -----

Balance at October 2, 1994.....................    2,265    $ 23     4,530    $   45   $    84    $ 13,677  $ 13,829
Net income.....................................                                                      6,400     6,400
Distributions to shareholders..................                                                       (921)     (921)
                                                 -------    ----   -------    ------   -------    --------  --------
Balance at October 1, 1995.....................    2,265      23     4,530        45        84      19,156    19,308
Conversion of common stock.....................    1,472      14    (1,472)      (14)
Net proceeds from initial public offering of
  common stock.................................    2,093      21                        23,387                23,408
Reclassification of S corporation retained
  earnings.....................................                                          9,200      (9,200)
Net income.....................................                                                      4,213     4,213
Distribution to pre-offering shareholders......                                                       (701)     (701)
Special distribution to pre-offering
  shareholders in connection with initial
  public offering..............................                                                     (9,952)   (9,952)
                                                 -------    ----   -------    ------   -------    --------  --------
Balance at September 29, 1996..................    5,830      58     3,058        31    32,671       3,516    36,276
Unaudited Information:
  Activity of Employee Stock Purchase Plan.....       12      -                            163                   163
  Net income...................................                                                      7,168     7,168
                                                 -------    ----   -------    ------   -------    --------  --------
Balance at June 29, 1997.......................    5,842    $ 58     3,058    $   31   $32,834    $ 10,684  $ 43,607
                                                 =======    ====   =======    ======   =======    ========  ========





                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                              STATEMENT CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                             ---------------------
                                                                                             JUNE 29,     JUNE 30,
                                                                                               1997         1996
                                                                                               ----         ----
                                                                                                  (UNAUDITED)
Cash flows provided by (used in) operating activities:
   Net income...........................................................................     $ 7,168      $  8,353

      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization..................................................       1,865         1,478
         Provision for losses on accounts receivable....................................       1,269         1,014
         Deferred taxes.................................................................      (2,250)           53

         Changes in operating assets and liabilities:
             Accounts receivable........................................................      (8,466)       (5,052)
             Prepaid expenses and other current assets..................................          85        (1,002)
             Net investment in direct financing leases..................................         135           121
             Other assets...............................................................        (836)         (504)
             Accounts payable...........................................................       1,722         2,366
             Accrued workers' compensation..............................................         833          (290)
             Accrued payroll, benefits and related costs................................        (206)          680
             Accrued licensees' share of gross profit...................................         411           588
             Other accrued expenses.....................................................        (441)          735
             Income taxes payable.......................................................      (1,167)
                                                                                             -------      --------
   Net cash provided by operating activities............................................         122         8,540
                                                                                             -------      --------
Cash flows (used in) provided by investing activities:
   Purchases of fixed assets............................................................      (2,484)       (2,066)
   Sale of investments..................................................................       1,016
                                                                                             -------      --------
   Net cash used in investing activities................................................      (1,468)       (2,066)
                                                                                             -------      --------
Cash flows (used in) provided by financing activities:
   Borrowings under line of credit agreement............................................         100        10,348
   Repayments under line of credit agreement............................................        (100)      (13,048)
   Proceeds from Employee Stock Purchase Plan...........................................         163
   Repayments under capital lease obligation............................................        (309)         (277)
   Distributions to pre-offering shareholders...........................................      (4,007)       (5,701)
                                                                                             -------      --------
   Net cash used in financing activities................................................      (4,153)       (8,678)
                                                                                             -------      --------

Net decrease in cash and cash equivalents...............................................      (5,499)       (2,204)

Cash and cash equivalents at beginning of period........................................      10,959         2,204
                                                                                             -------      --------
Cash and cash equivalents at end of period..............................................     $ 5,460      $      0
                                                                                             =======      ========
Other cash flow information:
   Cash paid during the period for interest.............................................     $    90      $    147
   Cash paid during the period for income taxes.........................................     $ 8,780      $    100


                 See accompanying notes to financial statements.

                                REMEDYTEMP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

          The accompanying balance sheet and statement of shareholders' equity at June 29, 1997, and the statements of income and of cash flows for the nine fiscal months ended June 29, 1997 and June 30, 1996, are unaudited. These statements have been prepared on the same basis as the Company's audited financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10K/A as filed with the Securities and Exchange Commission on December 26, 1996.

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

3.  UNAUDITED PRO FORMA NET INCOME AND NET INCOME PER SHARE

          Prior to its initial public offering, the Company elected treatment as an S corporation for federal and state income tax purposes. Pro forma net income for the nine fiscal months ended June 30, 1996 represents net income after a pro forma provision, using a tax rate of 40%, to reflect the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes at C corporation rates for the period.

          Pro forma net income per share for the nine fiscal months ended June 30, 1996 is computed using the weighted average number of common and common equivalent shares outstanding during the period, adjusted to include the estimated number of shares required to be sold by the Company to prepay distributions to the pre-offering shareholders totaling $9,952 (890 shares as calculated based on the net proceeds from the initial public offering) including a $5,945 distribution paid in fiscal 1996 and a $4,007 distribution paid in fiscal 1997. The computation of pro forma weighted average shares outstanding gives effect to the stock split being effected in connection with the initial public offering (see Note 2). Historical net income per share has not been presented in view of prior period S corporation status.

4. EARNINGS PER SHARE DISCLOSURE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the current presentation of earnings per share on the Statement of Income with a dual presentation of Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 does not permit early application; however, upon implementation, it requires the restatement of previously reported earnings per share for each income statement presented (including interim periods). Basic and Diluted EPS under SFAS No. 128 do not differ materially from Primarily Earnings Per Share as currently presented.

5.  STOCK OPTIONS

         In accordance with the terms of the Company's 1996 Stock Incentive Plan, on April 23, 1997, the Company granted options to purchase 260 shares of Class A Common Stock to certain of its executive officers and employees at $15.31 per share, the fair market value of the Class A Common Stock on such grant date. In accordance with APB No. 25, no compensation expense was recorded in connection with these grants.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6.  NEW CORPORATE FACILITY

         On April 17, 1997 the Company signed a five and one-half year lease for new corporate headquarters, the costs of which should approximate the current expenses for the corporate facilities. Management anticipates moving to the new facility in June 1998.

         On July 15, 1997 the Company executed a two year lease agreement with Mitchell Land & Improvement Company for the current corporate facilities. The lease includes a 60-day cancellation clause and provides for the Company to pay property taxes, insurance and certain other operating expenses applicable to the leased property. The Company intends to reside at its current location until the completion of the new facility in June 1998.

7.  REMEDY INSURANCE GROUP (RIG)

         As of July 22, 1997, Remedy Insurance Group, LTD ("RIG"), a wholly owned subsidiary of the Company, will provide direct and licensed offices with a self-insured workers' compensation program. Management believes RIG will allow the Company to control its claims administration, allocate safety resources where they are needed and develop efficient methods of financing workers' compensation. RIG, an offshore insurance captive domiciled in Bermuda, was incorporated and funded with an amount of $600, which is classified on the balance sheet as other assets. RIG is a component of the Company's strategic plan to renew the workers' compensation self-insured program of California for Remedy operations nationwide. The Company intends to cooperate with Lindsey Morden, a national Third Party Administrator who will administer claims nationwide, and with Reliance Insurance who will provide stop-loss insurance. This stop-loss coverage will pay individual claims greater than $250 and aggregate claims greater than $7,500.

8.  ACQUISITIONS

         During the fiscal month of July, 1997 the Company acquired one licensed office located in Grand Rapids, Michigan and one franchised office located in Indianapolis, Indiana. The combined purchase price will be allocated primarily to goodwill and amortized over a twenty year life. The Company is negotiating the purchase of two additional licensed offices, located in Worthington, Ohio and Atlanta, Georgia. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

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

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended June 29, 1997 Compared to the Three Fiscal Months Ended June 30, 1996

          Total revenues increased 26.5% or $19.3 million to $92.3 million for the three fiscal months ended June 29, 1997 from $73.0 million for the three fiscal months ended June 30, 1996, due primarily to volume increases attributable to increased billings at existing offices, expansion of services, including EDGE(R), and the opening of 35 new offices since the prior period. Revenues from direct offices increased 15.7% to $54.6 million for the three fiscal months ended June 29, 1997 from $47.2 million for the three fiscal months ended June 30, 1996. Revenues from licensed offices increased 47.4% to $36.9 million from $25.0 million for the corresponding fiscal period of 1996. The Company's ability to continue to increase revenues depends upon many factors, including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, and manage costs. There can be no assurance that the Company's revenues will continue to increase.

          Total cost of direct and licensed sales increased 26.6% or $14.7 million to $70.1 million for the three fiscal months ended June 29, 1997 from $55.3 million for the three fiscal months ended June 30, 1996, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 75.9% for the three fiscal months ended June 29, 1997 and June 30, 1996, respectively. The Company's cost of direct sales increased $5.6 million or 15.5% for the three fiscal months ended June 30, 1997, while the cost of licensed sales increased 48.4% to $27.7 million, corresponding to the increases in revenues discussed above. Many factors, including increased wage and other payroll costs, could have an adverse effect on the Company's cost of direct and licensed sales.

          Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is based on the number of hours billed. The Company's share of gross profit cannot be less than 7.5% of the licensed operation sales. Licensees' share of gross profit increased 42.8% or $1.8 million to $6.2 million for the three fiscal months ended June 29, 1997 from $4.3 million for the three fiscal months ended June 30, 1996. Licensees' share of gross profit as a percentage of total revenues increased to 6.7% for the three fiscal months ended June 29, 1997 from 5.9% for the three fiscal months ended June 30, 1996. This increase resulted from licensed revenue increasing more rapidly than direct revenue. Licensees' share of gross profit as a percentage of licensees' total gross profit decreased to 66.9% for the three fiscal months ended June 29, 1997 from 67.6% for the three fiscal months ended June 30, 1996 due to a reduction in the gross margin percentage earned by some of the larger licensed offices, resulting in Remedy being paid 7.5% of the licensed office sales, which is more than the usual rate of 30% of licensed gross margin.

          Selling, general and administrative expenses (including depreciation and amortization) increased 16.7% or $1.7 million to $12.1 million for the three fiscal months ended June 29, 1997 from $10.4 million for the three fiscal months ended June 30, 1996. Selling, general and administrative expenses as a percentage of total revenues decreased to 13.1% for the three fiscal months ended June 29, 1997 from 14.2% for the three fiscal months ended June 30, 1996, largely due to the Company's total revenues expanding more rapidly than selling, general and administrative expenses. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

          Operating income increased 35.4% or $1.1 million to $4.0 million for the three fiscal months ended June 29, 1997 from $2.9 million for the three fiscal months ended June 30, 1996 due to factors described above. Operating income as a percentage of revenues increased to 4.3% for the three fiscal months ended June 29, 1997 from 4.0% for the three fiscal months ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Income before income taxes increased 39.9% or $1.3 million to $4.4 million for the three fiscal months ended June 29, 1997 from $3.1 million for the three fiscal months ended June 30, 1996 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 4.8% in the three fiscal months ended June 29, 1997 from 4.3% in the three fiscal months ended June 30, 1996.

For the Nine Fiscal Months Ended June 29, 1997 Compared to the Nine Fiscal Months Ended June 30, 1996

          Total revenues increased 28.3% or $57.4 million to $260.4 million for the nine fiscal months ended June 29, 1997 from $203.1 million for the nine fiscal months ended June 30, 1996, due primarily to volume increases attributable to increased billings at existing offices, a 1% increase in the average billing rate, expansion of services, including EDGE(R), and the opening of 35 new offices since the prior period. Revenues from direct offices increased 24% to $161.7 million for the nine fiscal months ended June 29, 1997 from $130.4 million for the nine fiscal months ended June 30, 1996. Revenues from licensed offices increased 36.6% to $96.3 million from $70.5 million for the corresponding fiscal period of 1996. The Company's ability to continue to increase revenues depends upon many factors, including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, and manage costs. There can be no assurance that the Company's revenues will continue to increase.

          Total cost of direct and licensed sales increased 29.3% or $44.9 million to $198.1 million for the nine fiscal months ended June 29, 1997 from $153.2 million for the nine fiscal months ended June 30, 1996. Total cost of direct and licensed sales as a percentage of revenues increased to 76.1% for the nine fiscal months ended June 29, 1997 from 75.4% for the nine fiscal months ended June 30, 1996. This increase was due to the expansion of revenue growth in the light industrial business, which generally has lower gross margin rates than the clerical and office automation business. The Company's cost of direct sales increased $25.8 million or 25.7% for the nine fiscal months ended June 30, 1997. The cost of direct sales increased more rapidly than direct revenues due to the light industrial business growth. The cost of licensed sales increased 36.2% to $72 million, which is consistent with the growth in licensed revenue. Many factors, including increased wage and other payroll costs, could have an adverse effect on the Company's cost of direct and licensed sales.

          Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is based on the number of hours billed. The Company's share of gross profit cannot be less than 7.5% of the licensed operation sales. Licensees' share of gross profit increased 38.7% or $4.6 million to $16.5 million for the nine fiscal months ended June 29, 1997 from $11.9 million for the nine fiscal months ended June 30, 1996. Licensees' share of gross profit as a percentage of total revenues increased to 6.3% for the nine fiscal months ended June 29, 1997 from 5.8% for the nine fiscal months ended June 30, 1996. This increase resulted from licensed revenue increasing more rapidly than direct revenue. Licensees' share of gross profit as a percentage of licensees' total gross profit increased to 67.6% for the nine fiscal months ended June 29, 1997 from 67.1% for the nine fiscal months ended June 30, 1996 due to an increase in hours billed at existing licensed offices.

          Selling, general and administrative expenses (including depreciation and amortization) increased 15.8% or $4.7 million to $34.9 million for the nine fiscal months ended June 29, 1997 from $30.1 million for the nine fiscal months ended June 30, 1996. Selling, general and administrative expenses as a percentage of total revenues decreased to 13.4% for the nine fiscal months ended June 29, 1997 from 14.8% for the nine fiscal months ended June 30, 1996, largely due to the Company's total revenues expanding more rapidly than selling, general and administrative expenses. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

          Operating income increased 39.9% or $3.1 million to $11.0 million for the nine fiscal months ended June 29, 1997 from $7.9 million for the nine fiscal months ended June 30, 1996 due to factors described above. Operating income as a percentage of revenues increased to 4.2% for the nine fiscal months ended June 29, 1997 from 3.9% for the nine fiscal months ended June 30, 1996.

          Income before income taxes increased 44.5% or $3.8 million to $12.3 million for the nine fiscal months ended June 29, 1997 from $8.5 million for the nine fiscal months ended June 30, 1996 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 4.7% in the nine fiscal months ended June 29, 1997 from 4.2% in the nine fiscal months ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

          Net cash flow provided by operating activities was $0.1 million and $8.5 million for the nine fiscal months ended June 29, 1997 and June 30, 1996, respectively. The decrease in net cash flow provided by operating activities for the nine fiscal months ended June 29, 1997 compared to the nine fiscal months ended June 30, 1996, resulted from payment of $8.8 million in estimated taxes during the nine months ended June 29, 1997. Of this amount, approximately $2.3 resulted from taxes owed on the Company's conversion from S corporation tax status to C corporation tax status. No taxes were paid in the corresponding preceding period given the Company's prior S corporation status. The decrease in cash flow from operating activities was also caused by growth in accounts receivable due to additional sales and expanded subcontractor billings, which do not affect the Company's revenue base.

          Cash used for purchases of fixed assets, which are generally for computers and peripherals and office furniture, totaled $2.5 million and $2.1 million for the nine fiscal months ended June 29, 1997 and June 30, 1996, respectively. The Company expects capital expenditures to be approximately $3.1 million over the next twelve months due to anticipated openings of new Company-owned offices and further investments in the Company's computer-based technologies.

          Cash generated by the sale of investments, which are generally short-term investments with original maturities greater than ninety days but not more than one year, totaled $1.0 million for the nine fiscal months ended June 29, 1997. The proceeds from the sale of investments were used to fund part of the distribution payable to the pre-offering shareholders. Cash flows were affected by payment of $4.0 million to shareholders, as previously discussed in the Company's Form 10K/A filed with the SEC on December 26, 1996.

         The Company has a revolving line of credit agreement with Bank of America and Union Bank providing for aggregate borrowings and letters of credit of $25.0 million. Interest on outstanding borrowings is payable monthly at the prime rate or, at the Company's discretion, LIBOR plus 1.95%. The line of credit is unsecured and expired on February 29, 1997, however, the Company has obtained an extension until August 29, 1997. Historically, the principal uses of the line of credit have been to finance receivables and to provide a letter of credit required in connection with the Company's workers' compensation self-insurance program to meet regulatory requirements. The Company had no borrowings under its line of credit as of June 29, 1997. The bank agreements governing the line of credit require the Company to maintain certain financial ratios and comply with certain restrictive covenants.

         The Company is negotiating a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $30.0 million. Interest on outstanding borrowings would be payable monthly at the bank's reference rate or, at the Company's discretion, LIBOR plus 1.5%. The line of credit would be unsecured and would expire on February 28, 1999.

         During the fiscal month of July, 1997 the Company acquired one licensed office located in Grand Rapids, Michigan and one franchised office located in Indianapolis, Indiana. The combined purchase price will be allocated primarily to goodwill and amortized over a twenty year life. The Company is negotiating the purchase of two additional licensed offices, located in Worthington, Ohio and Atlanta, Georgia. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions. These purchases will have an impact on the Company's liquidity as funds are used for the repurchase of the offices.


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

                                REMEDYTEMP, INC.

                           PART II--OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

         On April 17, 1997, the Company executed a lease for new corporate headquarters. The lease agreement is between the Company and Parker-Summit, LLC and provides for leased premises, projected to be approximately 52,500 square feet in size, at a fixed rate of $1.93 per square foot per month, for a fixed term of five and one-half years. The Company has an option to renew the lease after the initial term for an additional term of five years. In addition to base rent, the Company is obligated to pay a percentage of the increase in operating costs and real property taxes for the leased premises. It is anticipated that the leased premises will be completed and ready for occupancy in June 1998.

         On July 15, 1997 the Company executed a two year lease agreement with Mitchell Land & Improvement Company for the current corporate facilities. The lease includes a 60-day cancellation clause and provides for the Company to pay property taxes, insurance and certain other operating expenses applicable to the leased property. The Company intends to reside at its current location until the new facility is ready for occupancy.

         As of July 22, 1997, Remedy Insurance Group, LTD ("RIG") will provide direct and licensed offices with a self-insured workers' compensation program. Management believes that RIG allows the Company to control its claims administration, allocate safety resources where they are needed and develop efficient methods of financing workers' compensation. RIG, an offshore insurance captive domiciled in Bermuda, was incorporated and funded with an amount of $600,000 which is classified on the balance sheet as Other Assets. RIG is a component of the Company's strategic plan to renew the workers' compensation self-insured program of California for Remedy operation nationwide. The Company intends to cooperate with Lindsey Morden, a national Third Party Administrator to administer claims nationally, and with Reliance Insurance who will provide stop-loss insurance. This stop-loss coverage will pay individual claims greater than $250,000 and aggregate claims greater than $7.5 million.

         During the fiscal month of July, 1997 the Company acquired one licensed office located in Grand Rapids, Michigan and one franchised office located in Indianapolis, Indiana. The combined purchase price will be allocated primarily to goodwill and amortized over a twenty year life. The Company is negotiating the purchase of two additional licensed offices, located in Worthington, Ohio and Atlanta, Georgia. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Set forth below is a list of the exhibits included as part of this Quarterly Report:


Number
Exhibit                                Description
-------                                -----------
3.1                Amended and Restated Articles of Incorporation of the Company*
3.2                Amended and Restated Bylaws of the Company*
4.1                Specimen Stock Certificate*
4.2                Shareholder Rights Agreement*
10.1               Robert E. McDonough, Sr.  Amended and Restated Employment Agreement*
10.2               Paul W. Mikos Employment Agreement*
10.3               R.  Emmett McDonough Employment Agreement*
10.4               Allocation Agreement with R. Emmett McDonough and Related Trusts*
10.5               Registration Rights Agreement with R. Emmett McDonough and Related Trusts*
10.6               Letter regarding terms of employment and potential severance of Alan M. Purdy*
10.7               Deferred Compensation Agreement for Alan M. Purdy*
10.8               Letter regarding potential severance of Jeffrey A. Elias*
10.9               Form of Indemnification Agreement*
10.10              Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr.**
10.11              RemedyTemp, Inc. 1996 Stock Incentive Plan*
10.12              RemedyTemp, Inc. 1996 Employee Stock Purchase Plan*
10.13              Form of Franchising Agreement for Licensed Offices*
10.14              Form of Franchising Agreement for Franchised Offices*
10.15              Form of Licensing Agreement for IntellisearchSM*
10.16              Credit Agreement among Bank of America National Trust and Savings Association, Union Bank and
                   RemedyTemp, Inc. as amended*
10.17              Paul W. Mikos Promissory Note*
10.18              Additional Deferred Compensation Agreement for Alan M. Purdy***
10.19              Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC****
10.20              Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement Company
11.1               Statement Regarding Computation of Per Share Earnings
27.1               Financial Data Schedule

* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

** Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended. This agreement was terminated on July 15, 1997.

*** Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

**** Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.


(b)  Reports on Form 8-K

          No reports on Form 8-K were filed in the fiscal quarter ended June 29, 1997.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REMEDYTEMP, INC.

August 8, 1997                                /s/  PAUL W. MIKOS
                                              Paul W. Mikos, President and Chief
                                              Executive Officer


August 8, 1997                                /s/  ALAN M. PURDY
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer)

                                  EXHIBIT INDEX



NUMBER
EXHIBIT            DESCRIPTION
-------            -----------
3.1                Amended and Restated Articles of Incorporation of the Company*

3.2                Amended and Restated Bylaws of the Company*

4.1                Specimen Stock Certificate*

4.2                Shareholder Rights Agreement*

10.1               Robert E. McDonough, Sr.  Amended and Restated Employment Agreement*

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

10.5               Registration Rights Agreement with R. Emmett McDonough and Related Trusts*

10.6               Letter regarding terms of employment and potential severance of Alan M. Purdy*

10.7               Deferred Compensation Agreement for Alan M. Purdy*

10.8               Letter regarding potential severance of Jeffrey A. Elias*

10.9               Form of Indemnification Agreement*

10.10              Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr.**

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

10.13              Form of Franchising Agreement for Licensed Offices*

10.14              Form of Franchising Agreement for Franchised Offices*

10.15              Form of Licensing Agreement for IntellisearchSM*

10.16              Credit Agreement among Bank of America National Trust and Savings Association, Union Bank and
                   RemedyTemp, Inc. as amended*

10.17              Paul W. Mikos Promissory Note*

10.18              Additional Deferred Compensation Agreement for Alan M. Purdy***

10.19              Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC****

10.20              Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement Company

11.1               Statement Regarding Computation of Per Share Earnings

27.1               Financial Data Schedule



* Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

** Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended. This agreement was terminated on July 15, 1997.

*** Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

**** Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.