Form 10-K405
period 1997-09-28
REMEDYTEMP INC
filed 1997-12-24
CIK 1013467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended September 28, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
        _____________

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

                                                           Name of Each Exchange
     Title of Each Class                                   on Which Registered
Class A common $.01 par value                             Nasdaq National Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [X]

        The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on December 15, 1997 on the Nasdaq National Market was $81,205,584.

        The number of shares of Class A Common Stock outstanding as of December 15, 1997 was 6,015,933 and the number of shares of Class B Common Stock outstanding as of December 15, 1997 was 2,930,733.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part I and Part II of this report incorporate information by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997. The Company's Annual Report to Shareholders will be mailed to the Securities and Exchange Commission (the "Commission") and the Company's shareholders in connection with the Company's Annual Meeting of Shareholders scheduled to be held on February 18, 1998. The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year end September 28, 1997. Portions of the Company's Proxy Statement to mailed to the shareholders in connection with the Company's Annual Meeting of Shareholders, scheduled to be held on February 18, 1998, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement and Annual Report shall not be deemed to be part of this report.

                                REMEDYTEMP, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                           PAGE NO.
                                                                           --------
Item 1    Business                                                             3
Item 2    Properties                                                           7
Item 3    Legal Proceedings                                                    8
Item 4    Submission of Matters to a Vote of Security Holders                  8

                                      PART II

Item 5    Market for Registrant's Common Equity and
          Related Shareholder Matters                                         10
Item 6    Selected Financial Data                                             10
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10
Item 8    Financial Statements and Supplementary Data                         10
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 10

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                  11
Item 11   Executive Compensation                                              11
Item 12   Security Ownership of Certain Beneficial Owners and Management      11
Item 13   Certain Relationships and Related Transactions                      11

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K     12
Signatures                                                                    14


                                     PART I

ITEM 1. BUSINESS

    In addition to historical information, the description of business below includes certain forward-looking statements, including those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of various factors. These factors include: competition, market conditions, the availability of sufficient personnel, the Company's ability to sustain historical growth rates and margins and control costs, and other risks and uncertainties as discussed below in the "Risk Factors" section, and in Part 1 in the Company's Prospectus dated July 10, 1996. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

GENERAL

    RemedyTemp, Inc., founded in 1965 and incorporated in California, is a rapidly growing national provider of clerical and light industrial temporary staffing services to industrial and service companies, professional organizations and governmental agencies. The Company provides its services in 36 states through a network of 199 offices, of which 86 are Company-owned and 113 are independently-managed. During the twelve months ended September 28, 1997, the Company placed approximately 130,000 temporary workers, known as "associates," and provided over 35.4 million hours of staffing services to over 16,000 clients. From the beginning of fiscal 1993 through the end of fiscal 1997, the Company added 118 offices and increased revenues and income before taxes at compound annual growth rates of 30.9% and 63.7% respectively, to $360.3 million and $17.4 million, respectively.

    The consolidated financial statements include the accounts of RemedyTemp, Inc. (the "Company"), including its wholly-owned subsidiary, Remedy Insurance Group, LTD ("RIG"). RIG is an offshore insurance captive domiciled in Bermuda, incorporated in July, 1997 to provide the Company's direct and licensed offices with a self-insured workers' compensation program.

    The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients or businesses of certain staffing functions. The Company focuses on the clerical and light industrial sectors of the nation's temporary workforce, which together comprise approximately 71% of the nation's temporary staffing industry revenues, according to the National Association of Temporary and Staffing Services ("NATSS"), an independent trade organization for the staffing industry. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company's expertise in providing associates who possess the skills and attitudinal characteristics necessary to "fit" into clients' organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services.

    Over the past four years, the Company has invested significant human and financial resources in the development of proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company's proprietary technologies are maintained and offered in the following three interactive systems: Human Performance Technology ("HPT(R)"), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company's associates; IntelliSearch(SM), a computer database used to classify, search and match the Company's associates to job openings using parameters based upon client needs; and Employee Data Gathering and Evaluation ("EDGE(R)"), a proprietary computer system installed at client locations to coordinate scheduling and track job performance of the client's entire temporary workforce. EDGE(R) also has the capability to customize invoices and utilization reports. Management believes that these technologies give the Company advantages over competing temporary staffing companies that do not provide similar value-added services.

THE STAFFING INDUSTRY

    Revenues for the United States temporary staffing services industry were projected by NATSS to have exceeded $43.6 billion in 1996. This represents an increase of approximately 11.2% over 1995 and, since 1992, industry revenues have increased at a compound annual rate of approximately 15.0%. Economic and social factors have increased the portion of the non-farm U.S. workforce working on a temporary basis from 1.0% in 1991 to 1.9% in 1996, according to NATSS. NATSS estimates that there are now approximately 2.5 million workers employed nationwide by temporary staffing services providers. According to NATSS, more than 90% of all businesses in the United States utilize staffing services.

    The staffing services industry was once used predominately as a short-term solution for greater workforce needs during peak production periods and to replace workers who were abruptly terminated or who were absent due to illness or vacation. Since the late 1980s, the use of temporary services has evolved into a permanent and significant component of the staffing plans of many employers. Corporate restructuring, government regulations, advances in technology, and the desire by many companies to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, the high cost of recruitment and the risk of employment litigation have led to increasing use of temporary staffing as a means of evaluating the qualifications of personnel before hiring them on a full-time basis, as well as accomplishing reductions in workforce without the risk of wrongful termination liability.

    The clerical and light industrial sectors represent the largest two sectors of the temporary staffing industry. A staffing industry report by NATSS, based on 1996 revenues, reported that the office and clerical sector accounted for $16.9 billion or approximately 39% of the temporary staffing industry revenues, while the light industrial sector accounted for $13.9 billion or approximately 32% of industry revenues. According to NATSS, from 1992 through 1996, industry revenues for the office and clerical sector increased by approximately $5.3 billion, representing a compound annual growth rate of approximately 10%, and industry revenues for the light industrial sector increased by approximately $7.0 billion, representing a compound annual growth rate of approximately 19.5%. In the aggregate, these two sectors constituted approximately 66.0% of the $18.7 billion increase in industry revenues during the period.

OPERATIONS

    The Company provides temporary personnel in two industry sectors: clerical and light industrial.

    Clerical Services. As the use of temporary staffing has become more prevalent, the range of clerical positions provided by the Company has expanded beyond traditional secretarial staff to include a broad range of general business environment personnel. Clerical services include executive assistants, word processors, customer service representatives, data entry operators, accountants, bookkeepers, hosts, telemarketers, computer operators, and other general office staff.

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

Office Organization.

    The Company provides its services through a network of 199 office locations, 86 of which are owned and operated by the Company and 113 of which are operated as franchised or licensed offices. The table on the following page sets forth the geographic distribution of the Company-owned and independently-managed offices.


                            COMPANY-OWNED       LICENSED AND          TOTAL
                               OFFICES        FRANCHISED OFFICES     OFFICES
                               -------        ------------------     -------
  California..............         74                   2               76
  Western Region(1).......          5                  18               23
  Midwestern Region(2)....          4                  29               33
  Southeastern Region(3)..          3                  45               48
  Northeastern Region(4)..          0                  19               19
                                   --                ----             ----
  Total...................         86                 113              199
                                   ==                ====             ====


(1) Includes Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.

(2) Includes Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio and Wisconsin.

(3) Includes Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

(4) Includes Connecticut, Maryland, Massachusetts, New Jersey, New York and Pennsylvania

Company-Owned Offices.

    The Company-owned offices are concentrated in California, with locations in nine other states. These offices are organized into four regions, each managed by a Regional Vice President and other regional staff who provide operational support for the offices in their regions. Each Company-owned office has an on-site manager who is accountable for the day-to-day operations and profitability of that office.

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

    Company-owned offices had average sales per office of approximately $2.6 million for fiscal 1997. The Company often pursues a "fill-in" strategy to expand its market penetration by transferring clients on the periphery of an existing office's territory to a newly-opened office, which can then use those established accounts as a base for further expansion. The density of Company-owned offices in certain areas also enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical and light industrial offices, allowing each to specialize and further penetrate its market.

Independently-Managed Offices.

    Independently-managed offices, structured in either franchise or license format, have been an important element of the Company's growth strategy over the last nine years. Such offices have enabled the Company to expand into new markets with highly qualified franchisees and licensees, without significant capital expenditures. Most of the Company's offices outside California are independently-managed. Independent office agreements have ten-year terms and are renewable for successive five-year terms. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards.

    Franchises. The Company employed a traditional franchise model from 1987 until 1990. As of September 28, 1997, 20 of the Company's 113 independently-managed offices were franchises. Franchisees pay all lease and working capital costs, fund payroll and collect clients' accounts. Franchisees pay the Company an initial franchise fee and royalties equal to approximately 7% of gross billings. Royalty fees are reduced when the franchisee serves a national client, since they typically have lower margins, causing actual royalties to be 6.3%-7.0% of franchise gross billings over the last five years. Franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use the Company's service marks and business model, proprietary computer programs and operational support.

    Licenses. Since 1990, the Company has recruited new independent office managers as licensees. The Company switched from franchise to license format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. As of September 28, 1997, 93 of the Company's 113 independently-managed office locations were licensed offices. The license format differs from the franchise format in that the Company acts as the employer of all temporary personnel affiliated with the office. The Company funds payroll, collects clients' accounts, and remits to the licensee 60-70% of the office's gross profit, based on the level of hours billed during the contract year.

CLIENTS

    During the twelve months ended September 28, 1997, the Company served over 16,000 clients nationwide. The Company's ten highest volume clients in fiscal 1997 accounted for approximately 13.4% of the Company's system-wide gross billings. No single client accounted for more than 5% of the Company's system-wide gross billings for fiscal 1997.

COMPETITION

    The temporary services industry is highly competitive with limited barriers to entry. The Company believes that no single competitor has more than a 14% share of the national temporary services market. The largest competitors of the Company include Adecco Employment Services, Interim Services, Inc., Kelly Services, Inc., Manpower Inc., Norrell Corporation, Robert Half International, Inc. and The Olsten Corporation. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company's offices in their limited areas.

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

    The Company expects ongoing vigorous competition and pricing pressure from both national, regional and local providers, and there is no assurance that the Company will be able to maintain or increase its market share or gross margins.

WORKERS' COMPENSATION

    As of July 22, 1997, the Company began a self-insured workers' compensation program for direct and licensed offices, administered through RIG. Management believes this program allows the Company to control its claims administration, allocate safety resources where they are needed and develop efficient and cost effective methods of financing workers' compensation. The Company is responsible for individual claims up to $250,000 and has purchased excess liability coverage for individual claims greater than $250,000 and aggregate claims greater than $7.5 million.

EMPLOYEES

    As of September 28, 1997, the Company had a staff of approximately 480 individuals (excluding temporary associates). Approximately 130,000 temporary associates were placed by the Company during fiscal 1997, of which approximately 57,000 were employed by Company-owned offices and approximately 73,000 were employed by independently-managed offices. At any given time during 1997, only a portion of these employees were assigned. The Company has no collective bargaining agreements and believes its employee relations are good.

GOVERNMENTAL REGULATION

    The Company's marketing and sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in 19 states. Additionally, 15 of the 36 states in which the Company provides its services require franchisers to file a registration application, provide notice or qualify for an exemption. The Company has filed the appropriate registration application or provided notice in seven of these states and has obtained an exemption from such registration requirements in the remaining eight states. The Company files and distributes to prospective franchisees and licensees Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company's ongoing relationships with its franchisees and licensees are regulated by applicable federal and state franchise laws.

PROPRIETARY RIGHTS AND SYSTEMS

    The Company has developed, either internally or through hired consultants, its HPT(R), EDGE(R), IntelliSearchSM and RemXSM computer systems. These proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.

    The Company has registered the service marks REMEDY(R), REMEDY TEMPORARY SERVICES(R), REMEDYTEMP(R), INTELLIGENT STAFFING(R), HIRE INTELLIGENCE(R), EDGE(R), VSM(R), HPT(R), and THE INTELLIGENT TEMPORARY(R) with the U.S. Patent & Trademark Office. In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register, the service marks RemXSM, STARSSM, NON-STOPSM, INTELLISEARCHSM and WE WON'T SEND YOU A DUMMYSM. These marks are used by the Company and its licensees and franchisees.

RISK FACTORS

Among the risks affecting the Company are the following:

    Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, many companies reduce their use of temporary employees before undertaking layoffs of their full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company's business. Since the Company currently derives more than half of its system-wide billings from the California market (approximately 52.4% in fiscal 1997), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

    Competitive Market. The temporary services industry is highly competitive with limited barriers to entry. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Many competitors are smaller than the Company but have an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors are more well-known and have greater marketing and financial resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. The Company expects the level of competition to remain high, and competitive pricing pressures may have an adverse effect on the Company's operating margins.

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

    Franchising and Licensing Risks. The Company derives a substantial amount of its revenues (approximately 38.5% in fiscal 1997) from franchised and licensed operations. The ownership of the Company's franchised and licensed offices is concentrated, with the ten largest franchisees and licensees together accounting for approximately 21.6% of the Company's system-wide billings in fiscal 1997. The loss of one or more of these relationships, or other franchisees or licensees who may in the future account for a significant portion of the Company's revenues, could have a material adverse effect on the Company's results of operations.

ITEM 2.  PROPERTIES

    The Company does not own any real property. The Company leases its 13,185 square foot national headquarters corporate facility in San Juan Capistrano, California from Mitchell Land and Improvement Company, at a cost of $14,583 per month ($1.11 per square foot per month.) The lease agreement term is two years, beginning July 15, 1997. The lease includes a 60-day cancellation clause and provides for the Company to pay property taxes, insurance and certain other operating expenses applicable to the leased property.

    On April 17, 1997, the Company executed a lease with Parker-Summit, LLC for a new national headquarters corporate facility. The lease agreement provides for leased premises, projected to be approximately 52,500 square feet in size, at a fixed rate of $1.93 per square foot per month, for a fixed term of five and one-half years from the date of occupancy. In addition to base rent, after the first year of occupancy the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease after the initial term for an additional term of five years. It is anticipated that the leased premises will be completed and ready for occupancy in August 1998.

    Prior to July, 1997 the Company leased its national headquarters corporate facility from the principal shareholder and Chairman of the Company, Robert E. McDonough, Sr. The lease provided for the payment of property taxes, insurance and certain other operating expenses applicable to the leased property by the lessee. In September 1996, the lease expired and the lease term became month-to-month through July 1997.

    As of September 28, 1997, the Company leased the space occupied by all 86 of its Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees and licensees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company becomes a party to litigation incidental to its business. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. In management's opinion, no pending legal proceeding is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the Company's fourth quarter of the fiscal year ended September 28, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officer employees of the Company and their respective ages as of September 28, 1997, are set forth below.

        NAME                  AGE              POSITION(S) HELD
        ----                  ---              ----------------

Robert E. McDonough, Sr.      75      Chairman of the Board of Directors
Paul W. Mikos                 52      Chief Executive Officer, President and Director
Alan M. Purdy                 57      Senior Vice President and Chief Financial Officer
Jeffrey A. Elias              40      Senior Vice President, Human Resources and Administration
William M. Herbster           45      Vice President, Marketing
Norman H. Leibson             52      Vice President, Information Technology
Rosemary F. Beck              51      Vice President, Operations--Northern Region
Alice M. Bowers               47      Vice President, Operations--Southwest Region
Warren Heeg, Jr.              61      Vice President, Client Relations
Delza de Avellar Neblett      46      Vice President, Caller Access Division
Joseph J. Pulaski             64      Vice President, Light Industrial/Technical Division
Richard G. Rhydderch          60      Vice President, Franchise/License Development
Karin Somogyi                 39      Vice President, Franchise/License Operations
Susan McDonough Mikos         50      Director, Corporate Secretary

    Robert E. McDonough, Sr. has served as Chairman of the Board of Directors of the Company (the "Board") since August 1978. Mr. McDonough founded the Company in 1965 and has been continuously involved in the management and long-term operation and planning of the Company since that time. For 29 years, until May 1994, he served as the Company's Chief Executive Officer. Mr. McDonough is the father of Susan McDonough Mikos and the father-in-law of Paul W. Mikos.

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

    Jeffrey A. Elias has served as Senior Vice President, Human Resources and Administration since November 1996 and prior to that as Vice President, Human Resources and Risk Management since December 1992. From January 1991 to December 1992, he was Director, Human Resources and Risk Management for Adia Services, Inc.

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

    Norman H. Leibson has served as Vice President, Information Technology Systems since November 1994. From March 1992 until November 1994, Mr. Leibson was a Vice President of HUB Distributing, Inc. (d.b.a. Millers Outpost), a subsidiary of American Retail Group, and from November 1983 until August 1992, he was a Vice President of Carter Hawley Hale.

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

    Delza de Avellar Neblett has served as Vice President, Caller Access since November 1996 and prior to that as Vice President, Operations and Systems since January 1996. Ms. Neblett began her career with the Company in 1988. From August 1992 to October 1994 she served as a Vice President of the Company, designing and implementing the Company's IntelliSearchSM, HPT(R) and Non-StopSM systems.

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

    Karin Somogyi has served as Vice President, Franchise/License Operations since November 1995. From October 1993 until October 1995, she was the Company's Assistant Vice President, Franchise Operations. Before joining the Company, Ms. Somogyi was with Adia Services, Inc., as Director of Franchise Services from January 1991 until September 1993, and as Franchise Sales Executive from January 1990 until January 1991.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Since July 11, 1996, the Company's Class A Common Stock has been traded on The Nasdaq National Market under the symbol "REMX." Prior to July 11, 1996, the Company's stock was not publicly traded. The high and low sales prices for the Class A Common Stock as reported by The Nasdaq National Market for the period of July 11, 1996 to September 29, 1996 were $20.25 and $13.00, respectively. The following table sets forth the same data for fiscal 1997:


                                       FOR THE THREE MONTHS ENDED
                            --------------------------------------------------
                            DECEMBER 29,  MARCH 30,   JUNE 29, SEPTEMBER 28,
                                1996        1997        1997       1997
                                ----        ----        ----       ----

 High ......................$  22.50    $  20.00     $  18.75    $ 22.75
 Low........................$  14.25    $  15.13     $  14.88    $ 17.00

    As of December 3, 1997, there were an estimated 1,520 shareholders of record, of which an estimated 1,463 were beneficial shareholders of the Company's Class A Common Stock, and there were ten shareholders of record of the Company's Class B Common Stock.

    Except for the S corporation distributions prior to the Company's initial public offering (the "Offering") and the declared dividend to the Company's pre-Offering shareholders as discussed in Note 1 to the Consolidated Financial Statements, incorporated by reference from the Company's Annual Report to Shareholders (see Item 8 of this report), the Company has not paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

    Information as to Selected Financial Data required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997, under the heading "Selected Financial Data," to be mailed to the Commission and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held February 18, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information as to Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997 under the heading "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," to be mailed to the Commission and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held February 18, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information as to Financial Statements and Supplementary Data required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997, under the section "Financial Statements and Notes thereto," to be mailed to the Commission and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held February 18, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant." Information as to the Company's directors and compliance with
Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Proposal 2--Election of Directors" to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held February 18, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation and Other Information", to be filed with the Commission pursuant to Regulation A and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held February 18, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management", to be filed with the Commission pursuant to Regulation A and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held February 18, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions", to be filed with the Commission pursuant to Regulation A and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held February 18, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements.
                                                                    PAGE NUMBER
                                                                     IN ANNUAL
                                                                     REPORT TO
                                                                    SHAREHOLDERS
                                                                    ------------

(1) Consolidated Financial Statements. (Data incorporated by reference from the attached Annual Report to Shareholders):

      Consolidated Balance Sheet as of September 29, 1997 and September
      29, 1996                                                                17

      Consolidated Statement of Income for the three fiscal years ended
      September 28, 1997, September 29, 1996 and October 1, 1995              18

      Consolidated Statement of Shareholders' Equity for the three fiscal years ended September 28, 1997, September 29, 1996 and October 1,
      1995                                                                    19

      Consolidated Statement of Cash Flows for three fiscal years ended
      September 28, 1997, September 29, 1996 and October 1, 1995              20

      Notes to Consolidated Financial Statements                           21-29

(2) Financial Statement Schedules

      Report  of  Independent  Accountants  on  Financial  Statement
      Schedule

      SCHEDULE II - Valuation and Qualifying Accounts

(3) The following Exhibits are filed as part of this Report



NUMBER
EXHIBIT       DESCRIPTION
-------       -----------

3.1      Amended and Restated Articles of Incorporation of the Company(a)

3.2      Amended and Restated Bylaws of the Company(a)

4.1      Specimen Stock Certificate(a)

4.2      Shareholder Rights Agreement(a)

10.1     Robert E. McDonough, Sr. Amended and Restated Employment Agreement(a)

10.2     Paul W. Mikos Employment Agreement(a)

10.3     R. Emmett McDonough Employment Agreement(a)

10.4     Allocation Agreement with R. Emmett McDonough and Related Trusts(a)

10.5     Registration Rights Agreement with R. Emmett McDonough and Related
         Trusts(a)

10.6     Letter regarding terms of employment and potential severance of Alan M.
         Purdy(a)

10.7     Deferred Compensation Agreement for Alan M. Purdy(a)

10.8     Letter regarding potential severance of Jeffrey A. Elias(a)

10.9     Form of Indemnification Agreement(a)

10.10    Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough,
         Sr.(b)

10.11    RemedyTemp, Inc. 1996 Stock Incentive Plan(a)

10.12    RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(a)


10.13    Form of Franchising Agreement for Licensed Offices(a)

10.14    Form of Franchising Agreement for Franchised Offices(a)

10.15    Form of Licensing Agreement for IntelliSearch(SM)(a)

10.16    Credit Agreement among Bank of America National Trust and Savings
         Association, Union Bank and RemedyTemp, Inc. as amended(f)

10.17    Paul W. Mikos Promissory Note(a)

10.18    Additional Deferred compensation Agreement for Alan M. Purdy(c)

10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(d)

10.20    Lease Agreement between RemedyTemp, Inc. and Mitchell Land &
         Improvement Company(e)

10.21    Credit Agreement among Bank of America National Trust and Savings
         Association and RemedyTemp, Inc.

10.22    RemedyTemp, Inc. Deferred Compensation Plan

11.1     Statement Regarding Computation of Per Share Earnings

13.1     RemedyTemp, Inc. 1997 Annual Report to Shareholders

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule

(a) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended. This agreement was terminated July 15, 1997.

(c) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(d) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(e) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

(f) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended. This agreement was terminated August 24, 1997.



  (b) Reports on Form 8-K:

      No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDYTEMP, INC.

/s/ PAUL W. MIKOS
--------------------------------------
Paul W. Mikos
President and Chief Executive Officer



December 23, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                        TITLE                      DATE
           ---------                        -----                      ----


/s/ ROBERT E. MCDONOUGH         Chairman of the Board of       December 23, 1997
---------------------------     Directors
Robert E. McDonough, Sr.


/s/  ALAN M. PURDY              Senior Vice President and      December 23, 1997
---------------------------     Chief Financial Officer
Alan M. Purdy                   (Principal Financial Officer)


/s/ SUSAN MCDONOUGH MIKOS       Director, Corporate            December 23, 1997
---------------------------     Secretary
Susan McDonough Mikos


/s/ JAMES L. DOTI               Director                       December 23, 1997
---------------------------
James L. Doti, Ph.D.


/s/  WILLIAM D. CVENGROS         Director                      December 23, 1997
---------------------------
William D. Cvengros


/s/  ROBERT A. ELLIOTT           Director                      December 23, 1997
---------------------------
Robert A. Elliott


/s/  JOHN B. ZAEPFEL             Director                      December 23, 1997
---------------------------
John B. Zaepfel

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of RemedyTemp, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 14, 1997 appearing on page 29 of the 1997 Annual Report to Shareholders of RemedyTemp, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/S/ PRICE WATERHOUSE LLP
------------------------
Price Waterhouse LLP
Costa Mesa, California
November 14, 1997


-------------------------------------------------------------------------------



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      BALANCE AT                                   BALANCE AT
                                     BEGINNING OF                                    END OF
DESCRIPTION                             PERIOD        ADDITIONS    DEDUCTIONS(1)     PERIOD
-----------                             ------        ---------    -------------     ------
Allowance for Doubtful Accounts
    Receivable:

Year ended September 28, 1997           $2,111         $1,276         $  775         $2,612
Year ended September 29, 1996            1,950          1,621          1,460          2,111
Year ended October 1, 1995               1,492          1,221            763          1,950



----------
(1)  Represents write-offs of bad debts

                                 EXHIBIT INDEX


NUMBER
EXHIBIT       DESCRIPTION
-------       -----------

3.1      Amended and Restated Articles of Incorporation of the Company(a)

3.2      Amended and Restated Bylaws of the Company(a)

4.1      Specimen Stock Certificate(a)

4.2      Shareholder Rights Agreement(a)

10.1     Robert B. McDonough, Sr. Amended and Restated Employment Agreement(a)

10.2     Paul W. Mikos Employment Agreement(a)

10.3     R. Emmett McDonough Employment Agreement(a)

10.4     Allocation Agreement with R. Emmett McDonough and Related Trusts(a)

10.5     Registration Rights Agreement with R. Emmett McDonough and Related
         Trusts(a)

10.6     Letter regarding terms of employment and potential severance of Alan M.
         Purdy(a)

10.7     Deferred Compensation Agreement for Alan M. Purdy(a)

10.8     Letter regarding potential severance of Jeffrey A. Elias(a)

10.9     Form of Indemnification Agreement(a)

10.10    Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough,
         Sr.(b)

10.11    RemedyTemp, Inc. 1996 Stock Incentive Plan(a)

10.12    RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(a)


10.13    Form of Franchising Agreement for Licensed Offices(a)

10.14    Form of Franchising Agreement for Franchised Offices(a)

10.15    Form of Licensing Agreement for IntelliSearch(SM)(a)

10.16    Credit Agreement among Bank of America National Trust and Savings
         Association, Union Bank and RemedyTemp, Inc. as amended(f)

10.17    Paul W. Mikos Promissory Note(a)

10.18    Additional Deferred compensation Agreement for Alan M. Purdy(c)

10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(d)

10.20    Lease Agreement between RemedyTemp, Inc. and Mitchell Land &
         Improvement Company(e)

10.21    Credit Agreement among Bank of America National Trust and Savings
         Association and RemedyTemp, Inc.

10.22    Deferred Compensation Agreement for the Executives of RemedyTemp, Inc.

11.1     Statement Regarding Computation of Per Share Earnings

13.1     RemedyTemp, Inc. 1997 Annual Report to Shareholders

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule

(a) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended. This agreement was terminated July 15, 1997.

(c) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(d) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(e) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

(f) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended. This agreement was terminated August 24, 1997.



  (b) Reports on Form 8-K:

      No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.