Form 10-Q
period 1997-12-28
REMEDYTEMP INC
filed 1998-02-11
CIK 1013467

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    --------------------


                          COMMISSION FILE NUMBER 0-5260


                                REMEDYTEMP, INC.
--------------------------------------------------------------------------------
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

                              --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of February 1, 1998 there were 6,066,333 shares of Class A Common Stock and 2,880,733 shares of Class B Common Stock outstanding.

================================================================================

                                REMEDYTEMP, INC.

                                      INDEX


                                                                                        PAGE NO.
                                                                                        --------
PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheet as of December 28, 1997 and September 28, 1997......    2

        Consolidated Statement of Income for the three fiscal months ended
          December 28, 1997 and December 29, 1996......................................    3

        Consolidated Statement of Cash Flows for the three fiscal months ended
          December 28, 1997 and December 29, 1996......................................    4

        Notes to Consolidated Financial Statements.....................................    5

    Item 2.  Management's Discussion and Analysis of Consolidated Financial
               Condition and Results of Operations.....................................    7

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................    *


PART II--OTHER INFORMATION

    Item 1.  Legal Proceedings.........................................................    *

    Item 2.  Changes In Securities and Use of Proceeds.................................    *

    Item 3.  Defaults Upon Senior Securities...........................................    *

    Item 4.  Submission of Matters to a Vote of Security Holders.......................    *

    Item 5.  Other Information.........................................................    9

    Item 6.  Exhibits and Reports on Form 8-K..........................................   10


SIGNATURES.............................................................................   11


* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                                          DECEMBER 28, SEPTEMBER 28,
                                                                                             1997         1997
                                                                                          ------------ -------------
Current assets:
  Cash and cash equivalents ...........................................................     $   141     $ 5,128
  Accounts receivable, net of allowance for doubtful accounts of
    $2,928 and $2,612 .................................................................      60,068      55,751
  Prepaid expenses and other current assets ...........................................       1,774       1,987
  Deferred income taxes ...............................................................         349         349
                                                                                            -------     -------
        Total current assets ..........................................................      62,332      63,215
Fixed  assets,  net of  accumulated  depreciation  of $11,219 and $10,583..............       8,124       7,184
Other assets ..........................................................................       2,854       2,502
Goodwill, net of accumulated amortization of $43 and $20 ..............................         882         905
                                                                                            -------     -------
                                                                                            $74,192     $73,806
                                                                                            =======     =======
                               LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable ...................................................................    $  2,750    $  4,082
   Accrued workers' compensation ......................................................       4,323       2,905
   Accrued payroll, benefits and related costs ........................................       8,065      11,489
   Accrued licensees' share of gross profit ...........................................       2,007       2,225
   Other accrued expenses .............................................................         779       1,148
   Income taxes payable ...............................................................       3,182       1,783
   Current portion of capitalized lease obligation ....................................         428         453
                                                                                            -------     -------
         Total current liabilities ....................................................      21,534      24,085
 Deferred income taxes ................................................................       1,629       2,379
 Capitalized lease obligation .........................................................         196         281
                                                                                            -------     -------
                                                                                             23,359      26,745
                                                                                            -------     -------
 Commitments and contingent liabilities

 Shareholders' equity:
   Preferred Stock, $.01 par value; authorized 5,000 shares;
     none outstanding
   Class A Common Stock, $.01 par value; authorized 50,000
     shares; 6,036 and 5,930 issued and outstanding at December 28, 1997
     and September 28, 1997, respectively .............................................          61          60
   Class B Non-Voting Common Stock, $.01 par value; authorized
     4,530 shares; 2,911 and 2,997 issued and outstanding at
     December 28, 1997 and September 28, 1997, respectively............................          29          30
 Additional paid-in capital ...........................................................      33,519      33,262
 Retained earnings ....................................................................      17,224      13,709
                                                                                            -------     -------
 Total shareholders' equity ...........................................................      50,833      47,061
                                                                                            -------     -------
                                                                                            $74,192     $73,806
                                                                                            =======     =======

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              DECEMBER 28,     DECEMBER 29,
                                                  1997            1996
                                              ------------     ------------
Direct sales ...........................        $ 69,431        $ 54,463
Licensed sales .........................          40,939          29,336
Franchise royalties ....................             775             764
                                                --------        --------
      Total revenues ...................         111,145          84,563
Cost of direct sales ...................          54,643          42,431
Cost of licensed sales .................          30,657          21,882
Licensees' share of gross profit .......           6,936           5,015
Selling and administrative expenses ....          12,634          10,670
Depreciation and amortization ..........             660             610
                                                --------        --------
      Income from operations ...........           5,615           3,955
Other income:
  Interest income, net .................              48             123
  Other, net ...........................             346             293
                                                --------        --------
Income before provision for income taxes           6,009           4,371
Provision for income taxes .............           2,494           1,814
                                                --------        --------
Net income .............................        $  3,515        $  2,557
                                                ========        ========

Net income per share, basic (Note 2) ...        $    .39        $    .29
                                                ========        ========
Weighted-average number of shares ......           8,947           8,888
                                                ========        ========

Net income per share, diluted (Note 2) .        $    .38        $    .28
                                                ========        ========
Weighted-average number of shares ......           9,221           9,020
                                                ========        ========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                              DECEMBER 28,      DECEMBER 29,
                                                                   1997            1996
                                                              ------------      ------------
Cash flows (used in) provided by operating activities:
        Net income .....................................        $  3,515         $  2,557
          Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization ..............             660              610
            Provision for losses on accounts receivable              388              410
            Deferred taxes .............................            (750)            (750)
            Changes in assets and liabilities:
              Accounts receivable ......................          (4,705)            (676)
              Prepaid expenses and other current assets              213              304
              Other assets .............................            (352)              65
              Accounts payable .........................          (1,332)             611
              Accrued workers' compensation ............           1,418              847
              Accrued payroll, benefits and related
                costs ..................................          (3,424)          (2,235)
              Accrued licensees' share of gross profit .            (218)            (310)
              Other accrued expenses ...................            (369)          (1,054)
              Income taxes payable .....................           1,399            1,138
                                                                --------         --------
        Net cash (used in) provided by operating
           activities ..................................          (3,557)           1,517
                                                                --------         --------
      Cash flows used in investing activities:
        Purchase of fixed assets .......................          (1,577)            (914)
        Sale of investments ............................            --             (2,034)
                                                                --------         --------
        Net cash used in investing activities ..........          (1,577)          (2,948)
                                                                --------         --------
      Cash flows (used in) provided by financing
          activities:
        Borrowings under line of credit agreement ......           1,000              100
        Repayments under line of credit agreement ......          (1,000)            (100)
        Repayments under capital lease obligation ......            (110)            (101)
        Proceeds from stock option activity ............             108
        Proceeds from Employee Stock Purchase Plan
          activity .....................................             149
        Distributions to pre-offering shareholders .....            --               (357)
                                                                --------         --------
        Net cash provided by (used in) financing
          activities ...................................             147             (458)
                                                                --------         --------
       Net decrease in cash and cash equivalents .......          (4,987)          (1,889)
       Cash and cash equivalents at beginning of period            5,128           10,959
                                                                --------         --------
       Cash and cash equivalents at end of period ......        $    141         $  9,070
                                                                ========         ========

    Other cash flow information:
     Cash paid during the period for interest ..........        $     28         $     44
     Cash paid during the period for income taxes ......        $  1,846         $  1,427


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of RemedyTemp, Inc. (the "Company") including its wholly-owned subsidiary, Remedy Insurance Group, LTD ("RIG"). All significant intercompany transactions and balances have been eliminated.

         The accompanying consolidated balance sheet at December 28, 1997, and the consolidated statements of income and of cash flows for the three fiscal months ended December 28, 1997 and December 29, 1996, are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1997.

         Certain reclassifications, which have no effect on retained earnings, have been made to conform the fiscal 1997 information to the fiscal 1998 presentation.

2. EARNINGS PER SHARE DISCLOSURE

         During the first fiscal quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the previous presentation of earnings per share on the Statement of Income with a dual presentation of Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. Basic and Diluted EPS under SFAS No. 128 do not differ materially from Primarily Earnings Per Share as previously presented. As required by SFAS 128, all prior period EPS data has been restated to conform with the provisions of this statement. The following table sets forth the computation of Basic and Diluted EPS under SFAS 128:


                                                                    THREE FISCAL MONTHS ENDED
                                                                       DECEMBER 28, 1997
                                                           -----------------------------------------
                                                             INCOME            SHARES      PER-SHARE
                                                           (NUMERATOR)      (DENOMINATOR)   AMOUNTS
       BASIC EPS
       Income available to common stockholders............   $3,515             8,947       $  0.39
                                                                                            =======
       EFFECT OF DILUTIVE SECURITIES
       Stock options......................................   $   --               274
                                                             ------             -----
       DILUTED EPS
       Income available to common stockholders, plus
         assumed conversions..............................   $3,515             9,221       $  0.38
                                                             ======             =====       =======

                                                                   THREE FISCAL MONTHS ENDED
                                                                      DECEMBER 29, 1996
                                                           -----------------------------------------
                                                             INCOME            SHARES      PER-SHARE
                                                           (NUMERATOR)      (DENOMINATOR)   AMOUNTS
                                                           -----------      ------------   ---------
       BASIC EPS
       Income available to common stockholders............   $2,557             8,888       $  0.29
                                                                                            =======
       EFFECT OF DILUTIVE SECURITIES
       Stock options......................................   $    -               132
                                                             ------             -----
       DILUTED EPS
       Income available to common stockholders, plus
         assumed conversions..............................   $2,557             9,020       $  0.28
                                                             ======             =====       =======

                                REMEDYTEMP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. STOCK OPTIONS

         In accordance with the terms of the Company's 1996 Stock Incentive Plan, on December 8, 1997, the Company granted options to purchase 10 shares of Class A Common Stock to its newly elected non-employee director at $24.56, the fair market value of the Class A Common Stock on such grant date. Additionally, on December 18, 1997, the Company granted options to purchase 109 shares of Class A Common Stock to certain of its executive officers and employees at $20.25 per share, the fair market value of the Class A Common Stock on such grant date. This plan is "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with this grant.

         In accordance with the employment agreement with the Company's Chief Operating Officer, on December 16, 1997, the Company granted options to purchase 125 shares of Class A Common Stock at $20.72, the fair market value of the Class A Common Stock on that date. This grant is subject to approval by the Company's shareholders at the Annual Meeting of Shareholders to be held February 18, 1998. These options are not granted under the terms of the Company's 1996 Stock Incentive Plan and do not reduce the number of shares which may be granted under the terms of the Plan.

4. SUBSEQUENT EVENT

         During the fiscal month of January, 1998 the Company acquired two franchised offices, located in Orlando, Florida. The combined purchase price will be allocated primarily to goodwill and amortized over a twenty-year life. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, regarding events and financial trends that may affect the Company's future operating results and financial position. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of competition, the availability of sufficient personnel, and other risks and uncertainties as described in detail under the "Risk Factors" section and elsewhere in the Company's Form 10-K as filed with the SEC on December 23, 1997.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended December 28, 1997 Compared to the Three Fiscal Months Ended December 29, 1996

         Total revenues increased 31.4% or $26.6 million to $111.1 million for the three fiscal months ended December 28, 1997 from $84.6 million for the three fiscal months ended December 29, 1996, due primarily to volume increases attributable to increased billings at existing offices, expansion of services and the opening of 38 new offices since the prior period. Future revenue increases depend to a significant extent on the Company's ability to continue to open new offices and manage newly opened offices to maturity.

         Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 32.6% or $21.0 million to $85.3 million for the three fiscal months ended December 28, 1997 from $64.3 million for the three fiscal months ended December 29, 1996, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.7% for the three fiscal months ended December 28, 1997 compared to 76.1% for the three fiscal months ended December 29, 1996. This increase was largely due to the expansion of revenue growth from one high volume, lower gross margin client. The Company's cost of licensed sales as a percentage of licensed sales remained relatively stable.

         Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. Pursuant to terms of the franchise agreement for licensed offices, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit increased 38.3% or $1.9 million to $6.9 million for the three fiscal months ended December 28, 1997 from $5.0 million for the three fiscal months ended December 29, 1996. Licensees' share of gross profit as a percentage of total revenues increased to 6.2% for the three fiscal months ended December 28, 1997 from 5.9% for the three fiscal months ended December 29, 1996. This increase resulted from licensed revenue increasing more rapidly than direct revenue. Licensees' share of gross profit as a percentage of licensed revenue decreased to 16.9% for the fiscal months ended December 28, 1997 from 17.1% for the three fiscal months ended December 29, 1996 due to a reduction in the gross margin percentage earned by some of the larger licensed offices, resulting in the Company being paid 7.5% of the licensed office sales, which is more than the usual rate of 30% of licensed gross margin.

         Selling, general and administrative expenses (including depreciation and amortization) increased 17.9% or $2.0 million to $13.3 million for the three fiscal months ended December 28, 1997 from $11.3 million for the three fiscal months ended December 29, 1996. Selling, general and administrative expenses as a percentage of total revenues decreased to 12.0% for the three fiscal months ended December 28, 1997 from 13.3% for the three fiscal months ended December 29, 1996. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

         Operating income increased 42.0% or $1.7 million to $5.6 million for the three fiscal months ended December 28, 1997 from $4.0 million for the three fiscal months ended December 29, 1996 due to the factors described above. Operating income as a percentage of revenues increased to 5.1% for the three fiscal months ended December 28, 1997 from 4.7% for the three fiscal months ended December 29, 1996.

         Income before income taxes increased 37.5% or $1.6 million to $6.0 million for the three fiscal months ended December 28, 1997 from $4.4 million for the three fiscal months ended December 29, 1996 due to the factors described

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

above. As a percentage of total revenues, income before income taxes increased to 5.4% in the three fiscal months ended December 28, 1997 from 5.2% in the three fiscal months ended December 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $3.6 million for the three fiscal months ended December 28, 1997, and cash provided by operating activities was $1.5 million for the three fiscal months ended December 29, 1996. Cash provided by operating activities was significantly impacted by changes in working capital primarily resulting from a substantial increase in business volumes.

         Cash used for purchases of fixed assets was $1.6 million for the three fiscal months ended December 28, 1997, and $0.9 million for the three fiscal months ended December 29, 1996. The increase in fiscal 1998 primarily resulted from expenditures associated with the Company's management information system. Implementation of this system is expected to begin in mid-fiscal 1998. During fiscal 1998, the Company anticipates capital expenditures associated with direct office openings, new corporate headquarters and further investments in the Company's computer-based technologies to approximate $5.5 million.

         Prior to the Company's initial public offering (the "Offering") on July 11, 1996, the Company declared distributions to its pre-Offering shareholders. In accordance with the declaration, distributions of $357,000 were paid to the pre-Offering shareholders during the first quarter of 1997.

         In connection with the Offering, the Company terminated its S corporation status and, as a result, was required to change its overall method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one-time charge to earnings in the fourth quarter of fiscal 1996 of approximately $7.8 million. The Internal Revenue Code allows the Company to recognize the effects of this termination in its tax returns over a four year period. This resulted in additional quarterly installments of $750,000 in the first quarter of 1998 and 1997, respectively.

         The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $30.0 million. Interest on outstanding borrowings is payable monthly at the bank's reference rate or, at the Company's discretion, LIBOR plus 1.5%. The line of credit is unsecured and expires on February 28, 1999. The principal use of the line of credit has been to finance receivables, to provide a letter of credit required in connection with the Company's workers' compensation self-insurance program and to finance prior S corporation distributions made to pre-Offering shareholders. The Company had no balance outstanding under its line of credit and $2.7 million in undrawn letters of credit as of December 28, 1997. The bank agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants.

         Additionally, RIG has a letter of credit agreement with Bank of Bermuda (New York) Limited in the amount of $80,000. The letter of credit is unsecured, expires on July 22, 1998, and is required in connection with the Company's workers' compensation self-insurance program.

         The Company believes that its levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

SEASONALITY

         The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses. The first fiscal quarter has historically been strong as a result of manufacturing and retail emphasis on holiday sales. The second fiscal quarter historically shows little to no growth, and in some years a decline, in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

                                REMEDYTEMP, INC.

                           PART II--OTHER INFORMATION


ITEM 5. OTHER INFORMATION

         During the fiscal month of January, 1998 the Company acquired two franchised offices, located in Orlando, Florida. The combined purchase price will be allocated primarily to goodwill and amortized over a twenty-year life. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Set forth below is a list of the exhibits included as part of this Quarterly Report:

Number
Exhibit                        Description
-------                        ------------

  3.1          Amended and Restated Articles of Incorporation of the Company (a)

  3.2          Amended and Restated Bylaws of the Company (a)

  4.1          Specimen Stock Certificate (a)

  4.2          Shareholder Rights Agreement (a)

 10.1          Robert E. McDonough, Sr. Amended and Restated Employment
               Agreement (a)

 10.2          Paul W. Mikos Employment Agreement (a)

 10.3          R. Emmett McDonough Employment Agreement (a)

 10.4          Allocation Agreement with R. Emmett McDonough and Related Trusts
               (a)

 10.5 Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

 10.6 Letter regarding terms of employment and potential severance of Alan M. Purdy (a)

 10.7          Deferred Compensation Agreement for Alan M. Purdy (a)

 10.8          Letter regarding potential severance of Jeffrey A. Elias (a)

 10.9          Form of Indemnification Agreement (a)

 10.10         Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough,
               Sr. (b)

 10.11         RemedyTemp, Inc. 1996 Stock Incentive Plan (a)

 10.12         RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

 10.13         Form of Franchising Agreement for Licensed Offices (a)

 10.14         Form of Franchising Agreement for Franchised Offices (a)

 10.15         Form of Licensing Agreement for IntelliSearch(R) (a)

 10.16 Credit Agreement among Bank of America National Trust and Savings Association, Union Bank and RemedyTemp, Inc. as amended (f)

 10.17         Paul W. Mikos Promissory Note (a)

 10.18         Additional Deferred compensation Agreement for Alan M. Purdy (c)

 10.19         Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC
               (d)

 10.20 Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement Company (e)

 10.21 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (g)

 10.22         RemedyTemp, Inc. Deferred Compensation Plan (g)

 10.23         Greg Palmer Employment Agreement

 27.1          Financial Data Schedule

----------------

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

(g) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed in the fiscal quarter ended December 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 REMEDYTEMP, INC.

February 10, 1998                                /s/ PAUL W. MIKOS
                                                 -----------------------------
                                                 Paul W. Mikos
                                                 President and Chief
                                                 Executive Officer


February 10, 1998                                /s/ ALAN M. PURDY
                                                 -----------------------------
                                                 Alan M. Purdy
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX

NUMBER
EXHIBIT   DESCRIPTION
-------   -----------

  3.1     Amended and Restated Articles of Incorporation of the Company (a)

  3.2     Amended and Restated Bylaws of the Company (a)

  4.1     Specimen Stock Certificate (a)

  4.2     Shareholder Rights Agreement (a)

 10.1     Robert E. McDonough, Sr. Amended and Restated Employment Agreement (a)

 10.2     Paul W. Mikos Employment Agreement (a)

 10.3     R. Emmett McDonough Employment Agreement (a)

 10.4     Allocation Agreement with R. Emmett McDonough and Related Trusts (a)

 10.5 Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

 10.6     Letter regarding terms of employment and potential severance of Alan
          M. Purdy (a)

 10.7     Deferred Compensation Agreement for Alan M. Purdy (a)

 10.8     Letter regarding potential severance of Jeffrey A. Elias (a)

 10.9     Form of Indemnification Agreement (a)

 10.10    Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr.
          (b)

 10.11    RemedyTemp, Inc. 1996 Stock Incentive Plan (a)

 10.12    RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

 10.13    Form of Franchising Agreement for Licensed Offices (a)

 10.14    Form of Franchising Agreement for Franchised Offices (a)

 10.15    Form of Licensing Agreement for IntelliSearch(R) (a)

 10.16 Credit Agreement among Bank of America National Trust and Savings Association, Union Bank and RemedyTemp, Inc. as amended (f)

 10.17    Paul W. Mikos Promissory Note (a)

 10.18    Additional Deferred compensation Agreement for Alan M. Purdy (c)

 10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (d)

 10.20 Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement Company (e)

 10.21 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (g)

 10.22    RemedyTemp, Inc. Deferred Compensation Plan (g)

 10.23    Greg Palmer Employment Agreement

 27.1     Financial Data Schedule

----------------------------

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

  (g) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997.