Form 10-Q
period 1998-03-29
REMEDYTEMP INC
filed 1998-05-12
CIK 1013467

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 661-1211

                           -------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 1, 1998 there were 6,912,601 shares of Class A Common Stock and 2,075,039 shares of Class B Common Stock outstanding.


================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheet as of March 29, 1998 and September 28, 1997 .....................           2

        Consolidated Statement of Income for the three fiscal months and six fiscal months ended
          March 29, 1998 and March 30, 1997 ........................................................           3

        Consolidated Statement of Cash Flows for the six fiscal months ended March 29, 1998 and
          March 30, 1997 ...........................................................................           4

        Notes to Consolidated Financial Statements .................................................           5

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
         Operations ................................................................................           7

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk .............................           *


PART II--OTHER INFORMATION

    Item 1.  Legal Proceedings .....................................................................           *

    Item 2.  Changes In Securities and Use of Proceeds .............................................           *

    Item 3.  Defaults Upon Senior Securities .......................................................           *

    Item 4.  Submission of Matters to a Vote of Security Holders ...................................          10

    Item 5.  Other Information .....................................................................           *

    Item 6.  Exhibits and Reports on Form 8-K ......................................................          11


SIGNATURES .........................................................................................          12


* No information provided due to inapplicability of item.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                                        MARCH 29,       SEPTEMBER 28,
                                                                                          1998             1997
                                                                                         -------          -------
Current assets:
  Cash and cash equivalents ...................................................          $ 4,067          $ 5,128
  Accounts receivable, net of allowance for doubtful accounts of $2,748
    and $2,612.................................................................           57,681           55,751
  Prepaid expenses and other current assets ...................................            2,349            1,987
  Deferred income taxes .......................................................              832              349
                                                                                         -------          -------
        Total current assets ..................................................           64,929           63,215
Fixed  assets,  net of accumulated depreciation  of $11,835 and $10,583 .......            9,728            7,184
Other assets ..................................................................            2,716            2,502
Goodwill, net of accumulated amortization of $76 and $20 ......................            1,863              905
                                                                                         -------          -------
                                                                                         $79,236          $73,806
                                                                                         =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable ...........................................................          $ 4,349          $ 4,082
   Accrued workers' compensation ..............................................            5,020            2,905
   Accrued payroll, benefits and related costs ................................           11,020           11,489
   Accrued licensees' share of gross profit ...................................            2,601            2,225
   Other accrued expenses .....................................................              846            1,148
   Income taxes payable .......................................................               --            1,783
   Current portion of capitalized lease obligation ............................              369              453
                                                                                         -------          -------
         Total current liabilities ............................................           24,205           24,085
 Deferred income taxes ........................................................              879            2,379
 Capitalized lease obligation .................................................              176              281
                                                                                         -------          -------
                                                                                          25,260           26,745
                                                                                         -------          -------
 Commitments and contingent liabilities

 Shareholders' equity:
   Preferred Stock, $.01 par value; authorized 5,000 shares;
     none outstanding
   Class A Common Stock, $.01 par value; authorized 50,000 shares;
     6,689 and 5,930 issued and outstanding at March 29, 1998
     and September 28, 1997, respectively .....................................               67               60
   Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares;
     2,270 and 2,997 issued and outstanding at March 29, 1998 and September 28,
     1997, respectively .......................................................               23               30
 Additional paid-in capital ...................................................           33,676           33,262
 Retained earnings ............................................................           20,210           13,709
                                                                                         -------          -------
 Total shareholders' equity ...................................................           53,976           47,061
                                                                                         -------          -------
                                                                                         $79,236          $73,806
                                                                                         =======          =======


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    --------------------------          --------------------------
                                                    MARCH 29,         MARCH 30,         MARCH 29,         MARCH 30,
                                                      1998              1997              1998              1997
                                                    --------          --------          --------          --------
Direct sales .............................          $ 68,479          $ 52,645          $137,910          $107,108
Licensed sales ...........................            40,327            30,144            81,266            59,480
Franchise royalties ......................               714               751             1,489             1,515
Initial license and franchise fees .......                87                47                87                47
                                                    --------          --------          --------          --------
      Total revenues .....................           109,607            83,587           220,752           168,150
Cost of direct sales .....................            53,903            41,263           108,546            83,694
Cost of licensed sales ...................            30,138            22,439            60,795            44,321
Licensees' share of gross profit .........             6,937             5,289            13,873            10,304
Selling and administrative expenses ......            13,233            10,907            25,867            21,577
Depreciation and amortization ............               673               612             1,333             1,222
                                                    --------          --------          --------          --------
      Income from operations .............             4,723             3,077            10,338             7,032
Other income:
  Interest income, net ...................                36               101                84               224
  Other, net .............................               345               309               691               602
                                                    --------          --------          --------          --------
Income  before  provision for income taxes             5,104             3,487            11,113             7,858
Provision for income taxes ...............             2,118             1,447             4,612             3,261
                                                    --------          --------          --------          --------
Net income ...............................          $  2,986          $  2,040          $  6,501          $  4,597
                                                    ========          ========          ========          ========
Net income per share, basic (Note 2) .....          $   0.33          $   0.23          $   0.73          $   0.52
                                                    ========          ========          ========          ========
Weighted-average number of shares ........             8,949             8,888             8,942             8,888
                                                    ========          ========          ========          ========
Net income per share,  diluted (Note 2) ..          $   0.32          $   0.23          $   0.70          $   0.51
                                                    ========          ========          ========          ========
Weighted-average number of shares ........             9,275             9,005             9,245             9,014
                                                    ========          ========          ========          ========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                      ---------------------------
Cash flows (used in) provided by operating activities:                MARCH 29,          MARCH 30,
                                                                        1998               1997
                                                                      --------           --------
  Net income ...............................................          $  6,501           $  4,597
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ........................             1,333              1,222
      Provision for losses on accounts receivable ..........               742                510
      Deferred taxes .......................................            (1,500)            (1,500)
      Changes in assets and liabilities:
        Accounts receivable ................................            (2,672)            (3,147)
        Prepaid expenses and other current assets ..........              (362)              (528)
        Other assets .......................................              (214)               (66)
        Accounts payable ...................................               267              1,269
        Accrued workers' compensation ......................             2,115              1,170
        Accrued payroll, benefits and related costs ........              (469)              (260)
        Accrued licensees' share of gross profit ...........               376                281
        Other accrued expenses .............................              (302)              (180)
        Income taxes payable ...............................            (2,266)            (1,167)
                                                                      --------           --------
  Net cash (used in) provided by operating activities ......             3,549              2,201
                                                                      --------           --------
Cash flows (used in) provided by investing activities:
  Purchase of fixed assets .................................            (3,821)            (1,503)
  Purchase of franchise offices, net of assets acquired ....            (1,014)                --
  Sale of investments ......................................                --              1,016
                                                                      --------           --------
  Net cash used in investing activities ....................            (4,835)              (487)
                                                                      --------           --------
Cash flows (used in) provided by financing activities:
  Borrowings under line of credit agreement ................             1,000                100
  Repayments under line of credit agreement ................            (1,000)              (100)
  Repayments under capital lease obligation ................              (189)              (204)
  Proceeds from stock option activity ......................               265                 --
  Proceeds from Employee Stock Purchase Plan activity ......               149                 --
  Distributions to pre-offering shareholders ...............                --             (2,632)
                                                                      --------           --------
  Net cash provided by (used in) financing activities ......               225             (2,836)
                                                                      --------           --------
 Net decrease in cash and cash equivalents .................            (1,061)            (1,122)
 Cash and cash equivalents at beginning of period ..........             5,128             10,959
                                                                      --------           --------
 Cash and cash equivalents at end of period ................          $  4,067           $  9,837
                                                                      ========           ========


Other cash flow information:
  Cash paid during the period for interest .................          $     56           $     70
  Cash paid during the period for income taxes .............          $  8,378           $  6,809

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

        The accompanying consolidated balance sheet at March 29, 1998, and the consolidated statements of income and of cash flows for the six fiscal months ended March 29, 1998 and March 30, 1997, are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1997.

        Certain reclassifications, which have no effect on retained earnings, have been made to conform the fiscal 1997 information to the fiscal 1998 presentation.

2.  EARNINGS PER SHARE DISCLOSURE

        During the first fiscal quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the previous presentation of earnings per share on the Statement of Income with a dual presentation of Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company. As required by SFAS 128, all prior period EPS data has been restated to conform with the provisions of this statement. Basic and Diluted EPS under SFAS No. 128 do not differ materially from Primary Earnings Per Share as previously presented. The following table sets forth the computation of Basic and Diluted EPS under SFAS 128:


                                                              THREE FISCAL MONTHS ENDED
                                -----------------------------------------------------------------------------------------
                                              MARCH 29, 1998                         MARCH 30, 1997
                                -----------------------------------------     -------------------------------------------
                                  INCOME          SHARES         PER-SHARE      INCOME           SHARES         PER-SHARE
                                (NUMERATOR)    (DENOMINATOR)      AMOUNTS     (NUMERATOR)     (DENOMINATOR)       AMOUNTS
                                -----------    -------------      -------     -----------     -------------       -------
BASIC EPS
Income available to
common shareholders ....          $2,986           8,949          $   0.33       $2,040           8,888          $   0.23
                                                                  ========                                       ========

EFFECT OF DILUTIVE
SECURITIES
Stock Options ..........          $   --             326                         $   --             117
                                  ------          ------                         ------          ------

DILUTED EPS
Income available to
common shareholders plus
assumed conversions ....          $2,986           9,275          $   0.32       $2,040           9,005          $   0.23
                                  ======          ======          ========       ======          ======          ========

                                REMEDYTEMP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  EARNINGS PER SHARE DISCLOSURE (CONTINUED)


                                                                SIX FISCAL MONTHS ENDED
                               ------------------------------------------------------------------------------------------
                                              MARCH 29, 1998                         MARCH 30, 1997
                               ------------------------------------------     -------------------------------------------
                                 INCOME           SHARES         PER-SHARE      INCOME           SHARES          PER-SHARE
                               (NUMERATOR)     (DENOMINATOR)      AMOUNTS     (NUMERATOR)     (DENOMINATOR)       AMOUNTS
                               -----------     -------------      -------     -----------     -------------       -------
BASIC EPS
Income available to
common shareholders ....          $6,501           8,942          $   0.73       $4,597           8,888          $   0.52
                                                                  ========                                       ========

EFFECT OF DILUTIVE
SECURITIES
Stock Options ..........          $   --             303                         $   --             126
                                  ------           -----                         ------           -----

DILUTED EPS
Income available to
common shareholders plus
assumed conversions ....          $6,501           9,245          $   0.70       $4,597           9,014          $   0.51
                                  ======           =====          ========       ======           =====          ========

3. STOCK OPTIONS

        In accordance with the terms of the Company's 1996 Stock Incentive Plan, as amended, on January 7, 1998, the Company granted options to purchase 50 shares of Class A Common Stock to two of its executive officers at $21.63, the average stock price of the Class A Common Stock on such grant date. Additionally, on February 18, 1998, upon their re-election to the Board of Directors, the Company granted options to purchase 5 shares of Class A Common Stock to each of its four non-employee directors at $24.75 per share, for a total of 20 shares. On March 16, 1998 the Company granted options to purchase 20 shares of Class A Common Stock to certain of its employees at $26.19 per share, the average stock price of the Class A Common Stock on such grant date. Finally, on March 16, 1998 the Company granted to its newly elected non-employee director an option to purchase 10 shares of Class A Common Stock at $26.19 per share. This plan is "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with these grants.

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

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended March 29, 1998 Compared to the Three Fiscal Months Ended March 30, 1997

        Total revenues increased 31.1% or $26.0 million to $109.6 million for the three fiscal months ended March 29, 1998 from $83.6 million for the three fiscal months ended March 30, 1997, due primarily to volume increases attributable to increased billings at existing offices, expansion of services and the opening of 44 new offices since the prior period. Future revenue increases depend to a significant extent on the Company's ability to continue to open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 31.9% or $20.3 million to $84.0 million for the three fiscal months ended March 29, 1998 from $63.7 million for the three fiscal months ended March 30, 1997, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.7% for the three fiscal months ended March 29, 1998 compared to 76.2% for the three fiscal months ended March 30, 1997. This increase was due largely to the expansion of revenue growth from one high volume, lower gross margin client. The Company's cost of licensed sales as a percentage of licensed sales remained relatively stable.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. Pursuant to terms of the franchise agreement for licensed offices, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit increased 31.2% or $1.6 million to $6.9 million for the three fiscal months ended March 29, 1998 from $5.3 million for the three fiscal months ended March 30, 1997. Licensees' share of gross profit as a percentage of total revenues remained relatively stable. Licensees' share of gross profit as a percentage of licensed revenue decreased to 17.2% for the three fiscal months ended March 29, 1998 from 17.5% for the three fiscal months ended March 30, 1997 due to a reduction in the gross margin percentage earned by some of the larger licensed offices, resulting in Remedy being paid 7.5% of the licensed office sales, which is more than the usual rate of 30% of licensed gross margin.

        Selling, general and administrative expenses (including depreciation and amortization) increased 20.7% or $2.4 million to $13.9 million for the three fiscal months ended March 29, 1998 from $11.5 million for the three fiscal months ended March 30, 1997. Selling, general and administrative expenses as a percentage of total revenues decreased to 12.7% for the three fiscal months ended March 29, 1998 from 13.8% for the three fiscal months ended March 30, 1997. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

        Income from operations increased 53.5% or $1.6 million to $4.7 million for the three fiscal months ended March 29, 1998 from $3.1 million for the three fiscal months ended March 30, 1997 due to the factors described above. Income from operations as a percentage of revenues increased to 4.3% for the three fiscal months ended March 29, 1998 from 3.7% for the three fiscal months ended March 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Income before income taxes increased 46.4% or $1.6 million to $5.1 million for the three fiscal months ended March 29, 1998 from $3.5 million for the three fiscal months ended March 30, 1997 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 4.7% in the three fiscal months ended March 29, 1998 from 4.2% in the three fiscal months ended March 30, 1997.

For the Six Fiscal Months Ended March 29, 1998 Compared to the Six Fiscal Months Ended March 30, 1997

        Total revenues increased 31.3% or $52.6 million to $220.8 million for the six fiscal months ended March 29, 1998 from $168.2 million for the six fiscal months ended March 30, 1997, due primarily to volume increases attributable to increased billings at existing offices, expansion of services and the opening of 44 new offices since the prior period. Future revenue increases depend to a significant extent on the Company's ability to continue to open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 32.3% or $41.3 million to $169.3 million for the six fiscal months ended March 29, 1998 from $128.0 million for the six fiscal months ended March 30, 1997, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.7% for the six fiscal months ended March 29, 1998 compared to 76.1% for the six fiscal months ended March 30, 1997. This increase was due largely to the expansion of revenue growth from one high volume, lower gross margin client. The Company's cost of licensed sales as a percentage of licensed sales remained relatively stable.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. Pursuant to terms of the franchise agreement for licensed offices, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit increased 34.6% or $3.6 million to $13.9 million for the six fiscal months ended March 29, 1998 from $10.3 million for the six fiscal months ended March 30, 1997. Licensees' share of gross profit as a percentage of total revenues remained relatively stable. Licensees' share of gross profit as a percentage of licensed revenue decreased to 17.1% for the six fiscal months ended March 29, 1998 from 17.3% for the six fiscal months ended March 30, 1997 due to a reduction in the gross margin percentage earned by some of the larger licensed offices, resulting in Remedy being paid 7.5% of the licensed office sales, which is more than the usual rate of 30% of licensed gross margin.

        Selling, general and administrative expenses (including depreciation and amortization) increased 19.3% or $4.4 million to $27.2 million for the six fiscal months ended March 29, 1998 from $22.8 million for the six fiscal months ended March 30, 1997. Selling, general and administrative expenses as a percentage of total revenues decreased to 12.3% for the six fiscal months ended March 29, 1998 from 13.6% for the six fiscal months ended March 30, 1997. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

        Income from operations increased 47.0% or $3.3 million to $10.3 million for the six fiscal months ended March 29, 1998 from $7.0 million for the six fiscal months ended March 30, 1997 due to the factors described above. Income from operations as a percentage of revenues increased to 4.7% for the six fiscal months ended March 29, 1998 from 4.2% for the six fiscal months ended March 30, 1997.

        Income before income taxes increased 41.4% or $3.3 million to $11.1 million for the six fiscal months ended March 29, 1998 from $7.9 million for the six fiscal months ended March 30, 1997 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 5.0% in the six fiscal months ended March 29, 1998 from 4.7% in the six fiscal months ended March 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $3.5 million for the six fiscal months ended March 29, 1998 and $2.2 million for the six fiscal months ended March 30, 1997. Cash provided by operating activities was significantly impacted by changes in working capital primarily resulting from a substantial increase in business volumes.

        Cash used for purchases of fixed assets was $3.8 million for the six fiscal months ended March 29, 1998, and $1.5 million for the six fiscal months ended March 30, 1997. The increase in fiscal 1998 primarily resulted from expenditures associated with the Company's management information system. Implementation of this system is expected to begin in mid-fiscal 1998. During the next 12 months the Company anticipates capital expenditures associated with direct office openings, new corporate headquarters and further investments in the Company's computer-based technologies to approximate $5.6 million.

        Prior to the Company's initial public offering (the "Offering") on July 11, 1996, the Company declared distributions to its pre-Offering shareholders. In accordance with the declaration, distributions of $2.6 million were paid to the pre-Offering shareholders during six fiscal months ended March 30, 1997.

        In connection with the Offering, the Company terminated its S corporation status and, as a result, was required to change its overall method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one-time charge to earnings in the fourth quarter of fiscal 1996 of approximately $7.8 million. The Internal Revenue Code allows the Company to recognize the effects of this termination in its tax returns over a four-year period. This resulted in additional quarterly installments of $750,000 in the first and second quarters of fiscal 1998 and 1997, respectively.

        The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $30.0 million. Interest on outstanding borrowings is payable monthly at the bank's reference rate or, at the Company's discretion, LIBOR plus 1.5%. The line of credit is unsecured and expires on February 28, 1999. The principal use of the line of credit has been to finance receivables, to provide a letter of credit required in connection with the Company's workers' compensation self-insurance program and to finance prior S corporation distributions made to pre-Offering shareholders. The Company had no balance outstanding under its line of credit and $2.7 million in undrawn letters of credit as of March 29, 1998. The bank agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants.

        Additionally, RIG has a letter of credit agreement with Bank of Bermuda (New York) Limited in the amount of $80,000. The letter of credit is unsecured, expires on July 22, 1998 and is required in connection with the Company's workers' compensation self-insurance program.

        The Company believes that its levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 COMPLIANCE

        In July 1996, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," in which it reached a consensus that external and internal costs specifically associated with modifying internal-use software for the year 2000 should be charged to expense as incurred. The Company is exposed to minimal risk since the new management information system, which is Year 2000 compliant, is expected to be operational prior to January 1999. All other systems have been evaluated and pose no risk to the Company. No significant incremental costs are expected to be incurred in connection with this issue.

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

                                REMEDYTEMP, INC.

                           PART II--OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 18, 1998, the Company held its Annual Meeting of Shareholders ("the Annual Meeting"). The Company's shareholders voted in favor of each of the four matters voted upon at the Annual Meeting according to the following vote tabulation:

Proposal One: Amendment of Bylaws to provide for a flexible Board of Directors and to eliminate classification of the Board of Directors

             For:                    4,148,577
             Against:                   12,010
             Votes Abstaining:           1,700
             Broker Non-Votes:         532,796


Proposal Two: Election of Directors.


                                                                                Abstentions and
                                           For                Against           Broker Non-Votes
                                           ---                -------           ----------------
William D. Cvengros                     4,692,483              2,600                   -
James L. Doti                           4,692,483              2,600                   -
Robert A. Elliott                       4,692,483              2,600                   -
Robert E. McDonough, Sr.                4,692,483              2,600                   -
Paul W. Mikos                           4,692,483              2,600                   -
Susan McDonough Mikos                   4,692,483              2,600                   -
John B. Zaepfel                         4,692,483              2,600                   -


Proposal Three: Ratification and approval of amendment to the Stock Incentive Plan increasing the number of shares authorized for issuance thereunder by 325,000 shares


             For:                    2,891,855
             Against:                1,267,920
             Votes Abstaining:           2,512
             Broker Non-Votes:         532,796


Proposal Four: Ratification and approval of option grant to Chief Operating Officer to purchase up to 125,000 shares of Class A Common Stock of the Company


             For:                    4,143,611
             Against:                   16,814
             Votes Abstaining:           1,862
             Broker Non-Votes:         532,796

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

        10.15   Form of Licensing Agreement for IntelliSearch(R)(a)

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

        10.19   Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC
                (d)

        10.20   Lease Agreement between RemedyTemp, Inc. and Mitchell Land &
                Improvement Company (e)

        10.21   Credit Agreement among Bank of America National Trust and
                Savings Association and RemedyTemp, Inc. (g)

        10.22   RemedyTemp, Inc. Deferred Compensation Plan (g)

        10.23   Greg Palmer Employment Agreement (h)

        10.24   1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership
                Plan for Outside Directors

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

  (h) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997.


(b) Reports on Form 8-K.

        No reports on Form 8-K were filed in the fiscal quarter ended March 29, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REMEDYTEMP, INC.

May 11, 1998                      /s/  PAUL W. MIKOS
                                  Paul W. Mikos, President and Chief
                                  Executive Officer


May 11, 1998                      /s/  ALAN M. PURDY
                                  Senior Vice President and Chief Financial
                                  Officer  (Principal Financial Officer)

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

10.15       Form of Licensing Agreement for IntelliSearch(R)(a)

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

10.19       Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (d)

10.20       Lease Agreement between RemedyTemp, Inc. and Mitchell Land &
            Improvement Company (e)

10.21       Credit Agreement among Bank of America National Trust and Savings
            Association and RemedyTemp, Inc. (g)

10.22       RemedyTemp, Inc. Deferred Compensation Plan (g)

10.23       Greg Palmer Employment Agreement

10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors

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

(h) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997.