Form 10-Q
period 1998-06-28
REMEDYTEMP INC
filed 1998-08-13
CIK 1013467

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

                           -------------------------

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 1, 1998 there were 7,191,171 shares of Class A Common Stock and 1,812,539 shares of Class B Common Stock outstanding.

================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 28, 1998 and September 28, 1997..........    3

         Consolidated Statement of Income for the three fiscal months and nine
         fiscal months ended June 28, 1998 and June 29, 1997............................    4

         Consolidated Statement of Cash Flows for the nine fiscal months ended
         June 28, 1998 and June 29, 1997................................................    5

         Notes to Consolidated Financial Statements.....................................    6

Item 2.  Management's Discussion and Analysis of Consolidated Financial
         Condition and Results of Operations............................................    8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................    *


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................    *

Item 2.  Changes In Securities and Use of Proceeds......................................    *

Item 3.  Defaults Upon Senior Securities................................................    *

Item 4.  Submission of Matters to a Vote of Security Holders............................    *

Item 5.  Other Information..............................................................    *

Item 6.  Exhibits and Reports on Form 8-K...............................................   12


SIGNATURES..............................................................................   13


* No information provided due to inapplicability of item.

                               REMEDYTEMP, INC


                        PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                                          JUNE 28,     SEPTEMBER 28,
                                                                            1998            1997
                                                                         ---------     -------------
Current assets:
  Cash and cash equivalents .......................................        $ 5,707        $ 5,128
  Accounts receivable, net of allowance for doubtful accounts of
    $2,984 and $2,612..............................................         56,286         55,751
  Prepaid expenses and other current assets .......................          2,444          1,987
  Deferred income taxes ...........................................            349            349
                                                                           -------        -------

        Total current assets ......................................         64,786         63,215
Fixed assets, net of accumulated depreciation of $12,471 and
  $10,583..........................................................         12,716          7,184
Other assets ......................................................          2,478          2,502
Goodwill, net of accumulated amortization of $114 and $20 .........          1,825            905
                                                                           -------        -------
                                                                           $81,805        $73,806
                                                                           =======        =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable ...............................................        $ 2,543        $ 4,082
   Accrued workers' compensation ..................................          5,115          2,905
   Accrued payroll, benefits and related costs ....................         11,614         11,489
   Accrued licensees' share of gross profit .......................          2,831          2,225
   Other accrued expenses .........................................          1,084          1,148
   Income taxes payable ...........................................             --          1,783
   Current portion of capitalized lease obligation ................            314            453
                                                                           -------        -------
         Total current liabilities ................................         23,501         24,085
 Deferred income taxes ............................................            129          2,379
 Capitalized lease obligation .....................................            114            281
                                                                           -------        -------
                                                                            23,744         26,745
                                                                           -------        -------
 Commitments and contingent liabilities

 Shareholders' equity:
   Preferred Stock, $.01 par value; authorized 5,000 shares;
     none outstanding..............................................
   Class A Common Stock, $.01 par value; authorized 50,000
     shares; 7,178 and 5,930 issued and outstanding at
     June 28, 1998 and September 28, 1997, respectively ...........             72             60
   Class B Non-Voting Common Stock, $.01 par value; authorized
     4,530 shares; 1,815 and 2,997 issued and outstanding at
     June 28, 1998 and September 28, 1997, respectively ...........             18             30
 Additional paid-in capital .......................................         34,221         33,262
 Retained earnings ................................................         23,750         13,709
                                                                           -------        -------
 Total shareholders' equity .......................................         58,061         47,061
                                                                           -------        -------
                                                                           $81,805        $73,806
                                                                           =======        =======


          See accompanying notes to consolidated financial statements.

                               REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   ------------------------        ------------------------
                                                   JUNE 28,        JUNE 29,        JUNE 28,        JUNE 29,
                                                     1998            1997            1998            1997
                                                   --------        --------        --------        --------
Direct sales .............................         $ 68,709        $ 54,641        $206,619        $161,749
Licensed sales ...........................           43,938          36,858         125,204          96,338
Franchise royalties ......................              691             727           2,180           2,242
Initial license and franchise fees .......               50              61             137             108
                                                   --------        --------        --------        --------
      Total revenues .....................          113,388          92,287         334,140         260,437
Cost of direct sales .....................           53,390          42,392         161,936         126,086
Cost of licensed sales ...................           32,556          27,666          93,351          71,987
Licensees' share of gross profit .........            7,771           6,153          21,644          16,457
Selling and administrative expenses.......           13,251          11,444          39,118          33,021
Depreciation and amortization ............              683             643           2,016           1,865
                                                   --------        --------        --------        --------
      Income from operations .............            5,737           3,989          16,075          11,021
Other income:
  Interest income, net ...................              139             168             223             392
  Other, net .............................              175             237             866             839
                                                   --------        --------        --------        --------
Income before provision for income
  taxes...................................            6,051           4,394          17,164          12,252
Provision for income taxes ...............            2,511           1,823           7,123           5,084
                                                   --------        --------        --------        --------
Net income ...............................         $  3,540        $  2,571        $ 10,041        $  7,168
                                                   ========        ========        ========        ========
Net income per share, basic (Note 2)......         $   0.39        $   0.29        $   1.12        $   0.81
                                                   ========        ========        ========        ========
Weighted-average number of shares ........            8,984           8,900           8,954           8,900
                                                   ========        ========        ========        ========
Net income per share,  diluted (Note 2)...         $   0.38        $   0.29        $   1.08        $   0.79
                                                   ========        ========        ========        ========
Weighted-average number of shares ........            9,412           9,007           9,297           9,025
                                                   ========        ========        ========        ========

          See accompanying notes to consolidated financial statements.

                               REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                    --------------------------
                                                                     JUNE 28,         JUNE 29,
                                                                       1998             1997
                                                                    ---------        ---------
Cash flows (used in) provided by operating activities:
  Net income ...............................................        $ 10,041         $  7,168
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ........................           2,016            1,865
      Provision for losses on accounts receivable ..........           1,004            1,269
      Deferred taxes .......................................          (2,250)          (2,250)
      Changes in assets and liabilities:
        Accounts receivable ................................          (1,539)          (8,466)
        Prepaid expenses and other current assets ..........            (457)              75
        Other assets .......................................              24             (691)
        Accounts payable ...................................          (1,539)           1,722
        Accrued workers' compensation ......................           2,210              833
        Accrued payroll, benefits and related costs ........             125             (206)
        Accrued licensees' share of gross profit ...........             606              411
        Other accrued expenses .............................             (64)            (441)
        Income taxes payable ...............................          (1,783)          (1,167)
                                                                    --------         --------
  Net cash provided by operating activities ................           8,394              122
                                                                    --------         --------
Cash flows (used in) provided by investing activities:
  Purchase of fixed assets .................................          (7,454)          (2,484)
  Purchase of franchises, net of assets acquired ...........          (1,014)              --
  Sale of investments ......................................              --            1,016
                                                                    --------         --------
  Net cash used in investing activities ....................          (8,468)          (1,468)
                                                                    --------         --------
Cash flows (used in) provided by financing activities:
  Borrowings under line of credit agreement ................           1,000              100
  Repayments under line of credit agreement ................          (1,000)            (100)
  Repayments under capital lease obligation ................            (306)            (309)
  Proceeds from stock option activity ......................             646               --
  Proceeds from Employee Stock Purchase Plan activity ......             313              163
  Distributions to pre-offering shareholders ...............              --           (4,007)
                                                                    --------         --------
  Net cash provided by (used in) financing activities ......             653           (4,153)
                                                                    --------         --------
 Net increase (decrease) in cash and cash equivalents ......             579           (5,499)
 Cash and cash equivalents at beginning of period ..........           5,128           10,959
                                                                    --------         --------
 Cash and cash equivalents at end of period ................        $  5,707         $  5,460
                                                                    ========         ========

Other cash flow information:
  Cash paid during the period for interest .................        $     68         $     90
  Cash paid during the period for income taxes .............        $ 11,161         $  8,780

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

        The accompanying consolidated balance sheet at June 28, 1998, and the consolidated statements of income and of cash flows for the nine fiscal months ended June 28, 1998 and June 29, 1997, are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1997.

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


                                                            THREE FISCAL MONTHS ENDED
                                   ----------------------------------------------------------------------------
                                              JUNE 28, 1998                           JUNE 29, 1997
                                   ------------------------------------   -------------------------------------
                                     INCOME       SHARES      PER-SHARE     INCOME       SHARES      PER-SHARE
                                   (NUMERATOR) (DENOMINATOR)   AMOUNTS    (NUMERATOR) (DENOMINATOR)   AMOUNTS
                                   ----------- -------------  ---------   ----------- -------------  ----------
BASIC EPS
Income available to common
  shareholders..................     $3,540        8,984        $  0.39      $2,571       8,900      $  0.29
                                                                =======                              =======

EFFECT OF DILUTIVE SECURITIES
Stock options....................    $   --          428                     $   --         107
                                     ------        -----                     ------       -----
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions....................    $3,540        9,412        $  0.38      $2,571       9,007      $  0.29
                                     ======        =====        =======      ======       =====      =======

                                REMEDYTEMP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  EARNINGS PER SHARE DISCLOSURE (CONTINUED)

                                                            NINE FISCAL MONTHS ENDED
                                   ------------------------------------------------------------------------------
                                               JUNE 28, 1998                           JUNE 29, 1997
                                   ------------------------------------   -----------------------------------
                                     INCOME       SHARES      PER-SHARE     INCOME       SHARES      PER-SHARE
                                   (NUMERATOR) (DENOMINATOR)   AMOUNTS    (NUMERATOR) (DENOMINATOR)   AMOUNTS
                                   ----------- -------------  ---------   ----------- -------------  ---------
BASIC EPS
Income available to common
  shareholders...................    $10,041       8,954       $  1.12      $7,168       8,900      $  0.81
                                                               =======                              =======
EFFECT OF DILUTIVE SECURITIES
Stock options....................    $    --         343                    $   --         125
                                     -------       -----                    ------       -----
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions....................    $10,041       9,297       $  1.08      $7,168       9,025      $  0.79
                                     =======       =====       =======      ======       =====      =======

3.  STOCK OPTIONS

        In accordance with the terms of the Company's 1996 Stock Incentive Plan, as amended, on June 8, 1998 the Company granted options to purchase 5 shares of Class A Common Stock to a certain employee at $29.00 per share, the average stock price of the Class A Common Stock on such grant date. This plan is "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with this grant.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, regarding events and financial trends that may affect the Company's future operating results and financial position. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of competition, the availability of sufficient personnel, and other risks and uncertainties including, but not limited to, those risks described in detail under the "Risk Factors" section and elsewhere in the Company's Form 10-K as filed with the SEC on December 23, 1997.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended June 28, 1998 Compared to the Three Fiscal Months Ended June 29, 1997

        Total revenues increased 22.9% or $21.1 million to $113.4 million for the three fiscal months ended June 28, 1998 from $92.3 million for the three fiscal months ended June 29, 1997, due primarily to volume increases attributable to increased billings at existing offices, expansion of services and the opening of 37 new offices since the prior period. Future revenue increases depend to a significant extent on the Company's ability to continue to open new offices and manage newly opened offices to maturity.

        Although the quarterly increase in total revenues is generally consistent with the Company's historical performance as a public company, the Company has recently experienced extraordinary price competition from a national staffing provider on one existing high volume, low gross margin client. The Company believes it is likely that it will not be able to retain this client for various reasons, including the Company's strategic emphasis on maintaining acceptable gross margin levels on all client accounts.

        In light of the significant market demand for the Company's staffing services from clients and potential clients who accept the Company's customary gross margin requirements, the Company believes that it should be able to continue to maintain its gross margin requirements and to expand its business on that basis, although no assurance in this regard can be given.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 22.7% or $15.9 million to $85.9 million for the three fiscal months ended June 28, 1998 from $70.1 million for the three fiscal months ended June 29, 1997, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 75.8% for the three fiscal months ended June 28, 1998 compared to 75.9% for the three fiscal months ended June 29, 1997. The Company's cost of licensed sales as a percentage of licensed sales decreased to 74.1% for the three fiscal months ended June 28, 1998 compared to 75.1% for the three fiscal months ended June 29, 1997.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. Pursuant to terms of the franchise agreement for licensed offices, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit increased 26.3% or $1.6 million to $7.8 million for the three fiscal months ended June 28, 1998 from $6.2 million for the three fiscal months ended June 29, 1997 due to increased billings at existing licensed offices and to the opening of 23 new offices. Licensees' share of gross profit as a percentage of total revenues remained relatively stable. Licensees' share of gross profit as a percentage of licensed revenue increased to 17.7% for the three fiscal months ended June 28, 1998 from 16.7% for the three fiscal months ended June 29, 1997 due to an increase in hours billed at existing licensed offices.

        Selling, general and administrative expenses (including depreciation and amortization) increased 15.3% or $1.8 million to $13.9 million for the three fiscal months ended June 28, 1998 from $12.1 million for the three fiscal months ended June 29, 1997. Selling, general and administrative expenses as a percentage of total revenues decreased to 12.3% for the three fiscal months ended June 28, 1998 from 13.1% for the three fiscal months ended June 29, 1997. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

        Income from operations increased 43.8% or $1.7 million to $5.7 million for the three fiscal months ended June 28, 1998 from $4.0 million for the three fiscal months ended June 29, 1997 due to the factors described above. Income from operations as a percentage of revenues increased to 5.1% for the three fiscal months ended June 28, 1998 from 4.3% for the three fiscal months ended June 29, 1997.

        Income before income taxes increased 37.7% or $1.7 million to $6.1 million for the three fiscal months ended June 28, 1998 from $4.4 million for the three fiscal months ended June 29, 1997 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 5.3% in the three fiscal months ended June 28, 1998 from 4.8% in the three fiscal months ended June 29, 1997.

For the Nine Fiscal Months Ended June 28, 1998 Compared to the Nine Fiscal Months Ended June 29, 1997

        Total revenues increased 28.3% or $73.7 million to $334.1 million for the nine fiscal months ended June 28, 1998 from $260.4 million for the nine fiscal months ended June 29, 1997, due primarily to volume increases attributable to increased billings at existing offices, expansion of services and the opening of 37 new offices since the prior period. Future revenue increases depend to a significant extent on the Company's ability to continue to open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 28.9% or $57.2 million to $255.3 million for the nine fiscal months ended June 28, 1998 from $198.1 million for the nine fiscal months ended June 29, 1997, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.4% for the nine fiscal months ended June 28, 1998 compared to 76.1% for the nine fiscal months ended June 29, 1997. This increase was due largely to the increase in revenue from one high volume, lower gross margin client. The Company's cost of licensed sales as a percentage of licensed sales remained relatively stable.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. Pursuant to terms of the franchise agreement for licensed offices, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit increased 31.5% or $5.2 million to $21.6 million for the nine fiscal months ended June 28, 1998 from $16.5 million for the nine fiscal months ended June 29, 1997. Licensees' share of gross profit as a percentage of total revenues remained relatively stable. Licensees' share of gross profit as a percentage of licensed revenue increased to 17.3% for the nine fiscal months ended June 28, 1998 from 17.1% for the nine fiscal months ended June 29, 1997 due to an increase in hours billed at existing licensed offices.

        Selling, general and administrative expenses (including depreciation and amortization) increased 17.9% or $6.2 million to $41.1 million for the nine fiscal months ended June 28, 1998 from $34.9 million for the nine fiscal months ended June 29, 1997. Selling, general and administrative expenses as a percentage of total revenues decreased to 12.3% for the nine fiscal months ended June 28, 1998 from 13.4% for the nine fiscal months ended June 29, 1997. The Company has controlled growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

        Income from operations increased 45.9% or $5.1 million to $16.1 million for the nine fiscal months ended June 28, 1998 from $11.0 million for the nine fiscal months ended June 29, 1997 due to the factors described above. Income from operations as a percentage of revenues increased to 4.8% for the nine fiscal months ended June 28, 1998 from 4.2% for the nine fiscal months ended June 29, 1997.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Income before income taxes increased 40.1% or $4.9 million to $17.2 million for the nine fiscal months ended June 28, 1998 from $12.3 million for the nine fiscal months ended June 29, 1997 due to the factors described above. As a percentage of total revenues, income before income taxes increased to 5.1% in the nine fiscal months ended June 28, 1998 from 4.7% in the nine fiscal months ended June 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $8.4 million for the nine fiscal months ended June 28, 1998 and $0.1 million for the nine fiscal months ended June 29, 1997. Cash provided by operating activities was significantly impacted by changes in working capital primarily resulting from a substantial increase in business volumes.

        Cash used for purchases of fixed assets was $7.5 million for the nine fiscal months ended June 28, 1998, and $2.5 million for the nine fiscal months ended June 29, 1997. The increase in fiscal 1998 primarily resulted from expenditures associated with leasehold improvements at direct offices, the new corporate headquarters and the Company's new management information system. Implementation of this system is expected to begin in early calendar year 1999. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings, new corporate headquarters and further investments in the Company's computer-based technologies to approximate $4.3 million.

        Prior to the Company's initial public offering (the "Offering") on July 11, 1996, the Company declared distributions to its pre-Offering shareholders. In accordance with the declaration, distributions of $4.0 million were paid to the pre-Offering shareholders during nine fiscal months ended June 29, 1997.

        In connection with the Offering, the Company terminated its S corporation status and, as a result, was required to change its overall method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one-time charge to earnings in the fourth quarter of fiscal 1996 of approximately $7.8 million. The Internal Revenue Code allows the Company to recognize the effects of this termination in its tax returns over a four-year period. This resulted in additional quarterly installments of $750,000 in each fiscal quarter of 1998 and 1997, respectively.

        The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $30.0 million. Interest on outstanding borrowings is payable monthly at the bank's reference rate or, at the Company's discretion, LIBOR plus 1.5%. The line of credit is unsecured and expires on February 28, 1999. The principal use of the line of credit has been to finance receivables, to provide a letter of credit required in connection with the Company's workers' compensation self-insurance program and to finance prior S corporation distributions made to pre-Offering shareholders. The Company had no balance outstanding under its line of credit and $2.6 million in undrawn letters of credit as of June 28, 1998. The bank agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these requirements.

        Additionally, RIG has a letter of credit agreement with Bank of Bermuda (New York) Limited in the amount of $80,000. The letter of credit is unsecured, expires on July 22, 1999 and is required in connection with the Company's workers' compensation self-insurance program.

        The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

YEAR 2000 COMPLIANCE

        In July 1996, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," in which it reached a consensus that external and internal costs specifically associated with modifying internal-use software for the year 2000 should be charged to expense as incurred. The Company believes that it is exposed to low Year 2000 related risk since the new management information system, which is believed to be Year 2000 compliant, is expected to be operational beginning in early calendar year 1999. It should be noted that the new management information system is being implemented for strategic business

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


reasons unrelated to Year 2000 issues and the implementation schedule was not accelerated due to Year 2000 issues. All other information technology ("IT") and non-IT systems have been evaluated and are believed to pose no material risk to the Company. No significant incremental costs are expected to be incurred in connection with Year 2000 issues. The material customers and vendors of the Company are sufficiently diverse that the Company believes that no significant Year 2000 risks to the Company exist from these sources, although no assurance can be given on behalf of third parties.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Set forth below is a list of the exhibits included as part of this Quarterly Report:


Number
Exhibit                        Description
-------                        -----------
 3.1    Amended and Restated Articles of Incorporation of the Company (a)
 3.2    Amended and Restated Bylaws of the Company (a)
 4.1    Specimen Stock Certificate (a)
 4.2    Shareholder Rights Agreement (a)
10.1    Robert E. McDonough, Sr. Amended and Restated Employment Agreement (a)
10.2    Paul W. Mikos Employment Agreement (a)
10.3    R. Emmett McDonough Employment Agreement (a)
10.4    Allocation Agreement with R. Emmett McDonough and Related Trusts (a)
10.5    Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)
10.6    Letter regarding terms of employment and potential severance of Alan
        M. Purdy (a)
10.7    Deferred Compensation Agreement for Alan M. Purdy (a)
10.8    Letter regarding potential severance of Jeffrey A. Elias (a)
10.9    Form of Indemnification Agreement (a)
10.10   Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr. (b)
10.11   RemedyTemp, Inc. 1996 Stock Incentive Plan (a)
10.12   RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)
10.13   Form of Franchising Agreement for Licensed Offices (a)
10.14   Form of Franchising Agreement for Franchised Offices (a)
10.15   Form of Licensing Agreement for IntelliSearch(R)(a)
10.16   Credit Agreement among Bank of America National Trust and Savings
        Association, Union Bank and RemedyTemp, Inc. as amended (f)
10.17   Paul W. Mikos Promissory Note (a)
10.18   Additional Deferred Compensation Agreement for Alan M. Purdy (c)
10.19   Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (d)
10.20   Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement
        Company (e)
10.21   Credit Agreement among Bank of America National Trust and Savings
        Association and RemedyTemp, Inc. (g)
10.22   RemedyTemp, Inc. Deferred Compensation Plan (g)
10.23   Greg Palmer Employment Agreement (h)
10.24   1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan
        for Outside Directors (i)
27.1    Financial Data Schedule

-----------------

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

(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

    (b) Reports on Form 8-K.

         No reports on Form 8-K were filed in the fiscal quarter ended June 28, 1998.

                                 REMEDTEMP, INC.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             REMEDYTEMP, INC.

August 10, 1998                              /s/  PAUL W. MIKOS
                                             -----------------------------------
                                             Paul W. Mikos, President and
                                             Chief Executive Officer


August 10, 1998                              /s/  ALAN M. PURDY
                                             -----------------------------------
                                             Alan M. Purdy
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)

                                REMEDYTEMP, INC.

                                 EXHIBIT INDEX


Number
Exhibit                        Description
-------                        -----------
 3.1    Amended and Restated Articles of Incorporation of the Company (a)
 3.2    Amended and Restated Bylaws of the Company (a)
 4.1    Specimen Stock Certificate (a)
 4.2    Shareholder Rights Agreement (a)
10.1    Robert E. McDonough, Sr. Amended and Restated Employment Agreement (a)
10.2    Paul W. Mikos Employment Agreement (a)
10.3    R. Emmett McDonough Employment Agreement (a)
10.4    Allocation Agreement with R. Emmett McDonough and Related Trusts (a)
10.5    Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)
10.6    Letter regarding terms of employment and potential severance of Alan
        M. Purdy (a)
10.7    Deferred Compensation Agreement for Alan M. Purdy (a)
10.8    Letter regarding potential severance of Jeffrey A. Elias (a)
10.9    Form of Indemnification Agreement (a)
10.10   Lease Agreement between RemedyTemp, Inc. and Robert E. McDonough, Sr. (b)
10.11   RemedyTemp, Inc. 1996 Stock Incentive Plan (a)
10.12   RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)
10.13   Form of Franchising Agreement for Licensed Offices (a)
10.14   Form of Franchising Agreement for Franchised Offices (a)
10.15   Form of Licensing Agreement for IntelliSearch(R)(a)
10.16   Credit Agreement among Bank of America National Trust and Savings
        Association, Union Bank and RemedyTemp, Inc. as amended (f)
10.17   Paul W. Mikos Promissory Note (a)
10.18   Additional Deferred Compensation Agreement for Alan M. Purdy (c)
10.19   Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (d)
10.20   Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement
        Company (e)
10.21   Credit Agreement among Bank of America National Trust and Savings
        Association and RemedyTemp, Inc. (g)
10.22   RemedyTemp, Inc. Deferred Compensation Plan (g)
10.23   Greg Palmer Employment Agreement (h)
10.24   1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan
        for Outside Directors (i)
27.1    Financial Data Schedule

-----------------

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

(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.