Form 10-K
period 1998-09-27
REMEDYTEMP INC
filed 1998-12-23
CIK 1013467

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

      For the fiscal year ended September 27, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                     to
                                     -------------------    -------------------

                          Commission file number 0-5260

                                REMEDYTEMP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        California                                             95-2890471
(State or Other Jurisdiction of                            (I.R.S.  Employer
Incorporation or Organization)                           Identification Number)

                                 101 Enterprise
                          Aliso Viejo, California 92656
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (949) 425-7600

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                          Name of Each Exchange
       Title of Each Class                                 on Which Registered
-----------------------------------                      ----------------------
Class A Common Stock $.01 par value                      Nasdaq National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [ ]

        The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 15, 1998 on the Nasdaq National Market was $75,372,126. The aggregate market value of the Class B Common Stock (which converts to Class A upon sale) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 15, 1998 on the Nasdaq National Market was $4,805,112.

        The number of shares of Class A Common Stock outstanding as of December 15, 1998 was 7,062,524 and the number of shares of Class B Common Stock outstanding as of December 15, 1998 was 1,805,539.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part I and Part II of this report incorporate information by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998. The Company's Annual Report to Shareholders will be mailed to the Securities and Exchange Commission and the Company's shareholders in connection with the Company's Annual Meeting of Shareholders scheduled to be held on February 17, 1999 (the "Annual Meeting"). The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year end September 27, 1998. Portions of the Company's Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement and Annual Report shall not be deemed to be part of this report.

                                REMEDYTEMP, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                                 PAGE NO.
                                                                                 --------
Item 1    Business                                                                      3
Item 2    Properties                                                                    9
Item 3    Legal Proceedings                                                             9
Item 4    Submission of Matters to a Vote of Security Holders                           9
          Executive Officers of the Registrant                                         10

                                     PART II
                                     -------

Item 5    Market for Registrant's Common Equity and Related Shareholder Matters        11
Item 6    Selected Financial Data                                                      11
Item 7    Management's  Discussion and Analysis of Financial Condition and
          Results of Operations                                                        11
Item 7A   Quantitative and Qualitative Disclosures About Market Risk                    *
Item 8    Financial Statements and Supplementary Data                                  11
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                         11

                                    PART III
                                    --------

Item 10   Directors and Executive Officers of the Registrant                           12
Item 11   Executive Compensation                                                       12
Item 12   Security Ownership of Certain Beneficial Owners and Management               12
Item 13   Certain Relationships and Related Transactions                               12

                                     PART IV
                                     -------

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K              13
          Signatures                                                                   15

* No information provided due to inapplicability of item.

                                     PART I

ITEM 1. BUSINESS

        In addition to historical information, the description of business below includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc. (the "Company"), including its wholly-owned subsidiary, Remedy Insurance Group, LTD ("RIG"). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation those factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

GENERAL

        RemedyTemp, Inc., founded in 1965 and incorporated in California in 1974, is a rapidly growing national provider of clerical and light industrial temporary staffing services to industrial and service companies, professional organizations and governmental agencies. The Company provides its services in 37 states and Puerto Rico through a network of 234 offices, of which 98 are Company-owned and 136 are independently-managed. During the twelve months ended September 27, 1998, the Company placed approximately 136,000 temporary workers, known as "associates," and provided over 41.0 million hours of staffing services to approximately 17,000 clients. From the beginning of fiscal 1994 through the end of fiscal 1998, the Company added 140 offices and increased revenues and income before taxes at compound annual growth rates of 30.1% and 65.7% respectively, to $451.3 million and $23.2 million, respectively.

        The consolidated financial statements include the accounts of the Company, including its wholly-owned subsidiary, RIG. RIG is an offshore insurance captive domiciled in Bermuda, incorporated in September 1996 to provide the Company's direct and licensed offices with a self-insured workers' compensation program.

        The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients or businesses of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation's temporary workforce. Beginning in November 1998, the Company began also to focus on the information technology sector. The clerical, light industrial and information technology sectors comprise approximately 80.5% of the nation's temporary staffing industry revenues, according to the Staffing Industry Analysts, Inc. ("SIA"), an independent staffing industry publication. Additionally, the Company intends to increase its efforts in the call center and logistics areas of its clerical and light industrial sectors, respectively. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company's expertise in providing associates who possess the skills and attitudinal characteristics necessary to "fit" into clients' organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

        Over the past five years, the Company has invested significant human and financial resources in the development of proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company's primary proprietary technologies are maintained and offered in the following three interactive systems: Human Performance Technology ("HPT(R)"), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company's associates; IntelliSearch(R), a computer database used to classify, search and match the Company's associates to job openings using parameters based upon client needs, and Employee Data Gathering and Evaluation ("EDGE(R)"), a proprietary computer system installed at client locations to coordinate scheduling and track job performance of the client's entire temporary workforce. EDGE(R) also has the capability to customize invoices and utilization reports. The Company is currently in the process of implementing its new information technology system, i/search 2000(TM), which is intended to replace Intellisearch(R). The Company believes that i/search 2000(TM) will enable its Company-owned and independently-managed offices to streamline operational efficiencies and enhance client service levels. Implementation of i/search 2000(TM) is scheduled to be completed by October 1999. Management believes that the Company's proprietary technologies give the Company advantages over competing temporary staffing companies that do not provide similar value-added services.

THE STAFFING INDUSTRY

        Revenues for the United States temporary staffing services industry were projected by SIA to have exceeded $54.5 billion in 1997. This represents an increase of approximately 15.7% over 1996 and, since 1993, industry revenues have increased at a compound annual rate of approximately 17.2%. Economic and social factors have increased the portion of the non-farm U.S. workforce working on a temporary basis from 1.4% in 1993 to 2.0% in 1997, according to the National Association of Temporary and Staffing Services ("NATSS"), an independent trade organization for the staffing industry. NATSS estimates that there are now approximately 2.7 million workers employed nationwide by temporary staffing service providers.

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

        The clerical, light industrial and information technology sectors represent the largest three sectors of the temporary staffing industry. A staffing industry report by SIA, based on 1997 revenues, reported that the office and clerical sector accounted for $15.7 billion or approximately 28.8% of the temporary staffing industry revenues, while the light industrial sector accounted for $13.3 billion or approximately 24.4% of industry revenues, and the information technology sector accounted for $14.8 billion or approximately 27.2% of industry revenues. According to SIA, from 1993 through 1997, industry revenues for the office and clerical sector increased by approximately $6.1 billion, representing a compound annual growth rate of approximately 13.1%, and industry revenues for the light industrial sector increased by approximately $5.4 billion, representing a compound annual growth rate of approximately 13.9%. Industry revenues for the information technology sector increased by approximately $9.1 billion, representing a compound annual growth rate of approximately 26.9%. In the aggregate, these three sectors constituted approximately 80.5% of the $25.6 billion increase in industry revenues during the period.

OPERATIONS

        The Company provides temporary personnel in the following three industry sectors: clerical, light industrial and information technology.

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

        Within the clerical services sector, the Company's Caller Access division addresses the needs of clients for call center agents. Caller Access services include customer service, help desk/product support, customer service, order takers, market surveyors, collections agents and telesales.

        Light Industrial Services. Light industrial services personnel are furnished for a variety of assignments including assembly work (such as mechanical assemblers, general assemblers, solderers and electronic assemblers), factory work (including merchandise packagers, machine operators, and pricing and tagging personnel), warehouse work (such as general laborers, stock clerks, material handlers, order pullers, forklift operators, palletizers and shipping/receiving clerks), technical work (such as lab technicians, quality control technicians, bench technicians, test operators, electronic technicians, inspectors, drafters, checkers, designers, expediters and buyers) and general services (such as maintenance and repair personnel, janitors and food service workers).

        In August 1998, the Company created the Remedy Logistics Group to provide solutions for clients' logistics staffing needs. Logistics is the management of inventory, and includes warehousing, transportation, distribution and supply of goods. Remedy Logistics Group supplies temporary associates within the following categories: inventory takers, forklift operators, shipping clerks, material processors, warehouse workers, boxers, mail clerks, expeditors and inventory control clerks.

        Information Technology Services. In November 1998, the Company's newest division, RemX Technology Group(SM), began providing information technology temporary staffing and consulting services. RemX Technology Group(SM) will supply contract staffing and consulting professionals in key technology categories including hardware and software engineering, database design development, Internet/Intranet site development, networking, software quality assurance, and technical support.

   Office Organization.

        The Company provides its services through a network of 234 office locations, 98 of which are owned and operated by the Company and 136 of which are operated as franchised or licensed offices. The table below sets forth the geographic distribution of the Company-owned and independently-managed offices.

                                  COMPANY-OWNED       LICENSED AND        TOTAL
                                     OFFICES       FRANCHISED OFFICES    OFFICES
                                  -------------    ------------------    -------
        California..............       82                   2               84
        Western Region(1).......        6                  19               25
        Midwestern Region(2)....        5                  32               37
        Southeastern Region(3)..        5                  65               70
        Northeastern Region(4)..        0                  17               17
        International(5)........        0                   1                1
                                       --                 ---              ---
        Total...................       98                 136              234
                                       ==                 ===              ===

------------------
(1) Includes Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.

(2) Includes Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio and Wisconsin.

(3) Includes Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

(4) Includes Connecticut, Maryland, Massachusetts, New Jersey, New York and Pennsylvania.

(5) Includes Puerto Rico.


   Company-Owned Offices.

        The Company-owned offices are concentrated in California, with locations in 11 other states. These offices are organized into five regions, each managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Each Company-owned office has an on-site manager who is accountable for the day-to-day operations and profitability of that office.

        Managers report to their Operational Vice Presidents, and together they are responsible for sales, client development and retention, recruitment, placement and retention of associates, and general administration for their respective offices and regions. The Company believes that its decentralized structure contributes to the initiative and commitment of its management team and that its incentive compensation approach motivates managers to increase profits.

        Company-owned offices had average sales per office of approximately $2.8 million for fiscal 1998. The Company often pursues a "fill-in" strategy to expand its market penetration by transferring clients on the periphery of an existing office's territory to a newly-opened office, which can then use those established accounts as a base for further expansion. The density of Company-owned offices in certain areas also enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical and light industrial offices, allowing each to specialize and further penetrate its market.

   Independently-Managed Offices.

        Independently-managed offices, structured in either franchise or license format, have been an important element of the Company's growth strategy over the last ten years. Such offices have enabled the Company to expand into new markets with highly qualified franchisees and licensees, without significant capital expenditures. Most of the Company's offices outside California are independently-managed. Independent office agreements have ten year terms and are renewable for successive five-year or ten-year terms depending upon when such agreements were originally entered into. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards.

        Franchises. The Company employed a traditional franchise model from 1987 until 1990. As of September 27, 1998, 19 of the Company's 136 independently-managed offices were franchises. Franchisees pay all lease and working capital costs, fund payroll and collect clients' accounts. Franchisees pay the Company an initial franchise fee and royalties equal to approximately 7% of gross billings. Royalty fees are reduced when the franchisee serves a national client, since they typically have lower margins. Franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use the Company's service marks, trademarks and business model, proprietary computer programs and operational support.

        Licenses. Since 1990, the Company has recruited new independent office managers as licensees. The Company switched from franchise to license format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. As of September 27, 1998, 117 of the Company's 136 independently-managed office locations were licensed offices. The license format differs from the franchise format in that the Company acts as the employer of all temporary personnel affiliated with the office. The Company funds payroll, collects clients' accounts, and remits to the licensee 60%-70% of the office's gross profit, based on the level of hours billed during the contract year. To reflect the increased value-added services and proprietary technologies provided by the Company, beginning in January 1999 and only for new licensees, the Company will remit to such licensees 60%-65% of the office's gross profit, based on the level of hours billed during the contract year.

CLIENTS

        During the twelve months ended September 27, 1998, the Company served approximately 17,000 clients nationwide. The Company's ten highest volume clients in fiscal 1998 accounted for approximately 13.8% of the Company's system-wide gross billings. No single client accounted for more than 6% of the Company's system-wide gross billings for fiscal 1998.

COMPETITION

        The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco Employment Services, Interim Services, Inc., Kelly Services, Inc., Manpower Inc., Norrell Corporation, Robert Half International, Inc. and The Olsten Corporation. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company's offices in their limited areas. In the information technology sector, the Company believes that its competitors include Alternative Resources, Data Processing Resources Corporation, Hall Kinion, Metamor Worldwide and Modis Professional Services.

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

WORKERS' COMPENSATION

        As of July 22, 1997, the Company began a self-insured workers' compensation program for direct and licensed offices, administered through RIG. Management believes RIG enables the Company to control its claims administration, allocate safety resources where they are needed and develop efficient and cost effective methods of financing workers' compensation. The Company is responsible for individual claims up to $250,000 and has purchased excess liability coverage for individual claims greater than $250,000 and aggregate claims greater than $7.5 million. This aggregate stop-loss coverage is based on projected levels of workers' compensation wages and will vary to the extent that actual wage levels differ from the projection.

EMPLOYEES

        As of September 27, 1998, the Company employed a staff of approximately 500 individuals (excluding temporary associates). During fiscal 1998, approximately 136,000 temporary associates were placed by the Company through Company-owned and independently-managed offices. Approximately 61,000 of the temporary associates were employed by Company-owned offices and approximately 62,000 were employed through licensed offices. Approximately 13,000 of the temporary associates were placed by franchised offices, and are not employed by the Company but are legal employees of the franchised offices. At any given time during 1998, only a portion of these employees were assigned to temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.

GOVERNMENTAL REGULATION

        The Company's marketing and sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in 19 states. Additionally, 15 of the 37 states in which the Company provides its services require franchisers to file a registration application, provide notice or qualify for an exemption. The Company has filed the appropriate registration application or provided notice in seven of these states and has obtained an exemption from such registration requirements in the remaining eight states. The Company files and distributes to prospective franchisees and licensees Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company's ongoing relationships with its franchisees and licensees are regulated by applicable federal and state franchise laws.

PROPRIETARY RIGHTS AND SYSTEMS

        The Company has developed, either internally or through hired consultants, its HPT(R), EDGE(R), IntelliSearch(R), and i/search 2000(TM) computer systems. These proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.

        The Company has registered the service marks REMEDY(R), REMEDY TEMPORARY SERVICES(R), REMEDYTEMP(R), INTELLISEARCH(R), INTELLIGENT STAFFING(R), HIRE INTELLIGENCE(R), EDGE(R), VSM(R), HPT(R), and THE INTELLIGENT TEMPORARY(R) with the U.S. Patent & Trademark Office. In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register, the following trademarks and service marks: I/SEARCH 2000(TM), REMX TECHNOLOGY GROUP(SM), REMX(SM), STARS(SM), NON-STOP(SM), and WE WON'T SEND YOU A DUMMY(SM). These marks are used by the Company and its licensees and franchisees.

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

RISK FACTORS

Among the risks affecting the Company are the following:

        Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, many companies reduce their use of temporary employees before undertaking layoffs of their full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company's business. Since the Company currently derives more than half of its system-wide billings from the California market (approximately 52.6% in fiscal 1998), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

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

        Ability to Continue Company Growth. The Company has grown rapidly in recent years by opening new offices and increasing the volume of services provided through existing offices. There can be no assurance that the Company will continue to be able to maintain or expand its market presence in its current locations or to successfully enter other markets. The ability of the Company to continue its growth will depend on a number of factors including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, find and retain clients and manage costs.

        Franchising and Licensing Risks. The Company derives a substantial amount of its revenues (approximately 44.4% in fiscal 1998) from franchised and licensed operations. The ownership of the Company's franchised and licensed offices is concentrated, with the ten largest franchisees and licensees together accounting for approximately 19.6% of the Company's system-wide billings in fiscal 1998. The loss of one or more of these relationships, or other franchisees or licensees who may in the future account for a significant portion of the Company's revenues, could have a material adverse effect on the Company's results of operations.

        Year 2000 Compliance

        The Company's State of Readiness. Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and may be unable to process accurately certain data before, during or after the Year 2000. Consequently, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operation. Furthermore, the Year 2000 is a leap year, which may present additional issues for computer systems and other equipment with embedded chips or processors.

        Year 2000 issues may affect the Company's internal systems, including information technology ("IT") and non-IT systems. The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, the Company currently believes that all material IT systems will be compliant by the Year 2000. The Company is in the final year of a three-year development and implementation process to replace all of its material IT systems with a new IT system. The Company believes that the new IT system and the computer hardware used to operate the system will be Year 2000 compliant. The Company anticipates that implementation of the new IT system will be completed for all "back office" systems (i.e. payroll, billing, general ledger, accounts payable, and accounts receivable) by June of 1999. The Company plans to implement the "front office" applications (i.e. administration, search and retrieval of data, and coordination or temporary employees) of the new IT system to all Company-owned offices by April of 1999 and to all independently-managed offices by October of 1999. There can be no guarantee that these estimated dates will be achieved, and actual results could differ materially from those anticipated.

        Based on information currently available, the Company believes that it does not have any material specific-dependencies on its non-IT systems (devices that have imbedded microprocessors). Accordingly the Company believes that the Year 2000 poses no material risk to the Company's non-IT systems. The Company intends to contact its material suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. There can be no assurance that the Company's material suppliers, vendors or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

        The Costs to Address the Company's Year 2000 Issues. The Company's new IT system is being implemented for strategic business reasons unrelated to Year 2000 issues and the implementation schedule was not accelerated due to Year 2000 issues. Therefore, no specific costs were incurred to address Year 2000 issues.

        The Risks to the Company of Year 2000 Issues. Although unclear at this time, the Company believes that its exposure to Year 2000 risks are unlikely to have a material effect on the Company's results of operations, liquidity and financial condition. The Company anticipates that the new IT system will be implemented prior to Year 2000 and such system is believed to be Year 2000 compliant. Although the Company expects to implement its new IT system prior to the Year 2000, there is no guarantee that this result will be achieved. Consequently, the Company believes that its most reasonably likely worst case Year 2000 scenario is that the new IT system is not implemented on time. Such a scenario could disrupt the Company's business and therefore could have a material adverse effect on the financial condition and results of operations. Additionally, if any third parties that provide goods or services that are critical to the Company's business fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations.

        The Company's Contingency Plans. The Company has not completed the systems integration testing of the new IT system. Accordingly, the Company has not fully assessed its risks from potential Year 2000 failure of the new IT system and, therefore has not yet developed any Year 2000-specific contingency plans. The Company intends to develop such contingency plans if the results of systems integration testing identify a business function at risk. Additionally, should an unforeseen delay in the implementation of the Company's new IT system occur, failure to meet critical milestones in the Company's implementation plans would provide advance notice, and steps would be taken so that Year 2000 issues could be corrected in the Company's existing IT system to avoid a material impact on the Company's ability to conduct business. The likely impact on such existing IT systems would be in "from-to" reporting and date printing which the Company believes it can correct without material loss in business operation or function. Additionally, the Company is currently undertaking steps to identify its material vendors and to formulate a system to understand material third parties' ability to continue providing services and products after Year 2000. The Company intends to monitor its material suppliers, vendors, and distributors to avoid any business interruption in Year 2000, including formulating contingency plans. However, the Company can neither predict nor assure the successful outcome of such third parties' remediation efforts.

ITEM 2. PROPERTIES

        The Company does not own any real property. The Company leases its corporate headquarters in Aliso Viejo, California, from Parker-Summit, LLC. The lease agreement provides for leased premises, totaling approximately 52,500 square feet in size, at a fixed rate of $1.93 per square foot per month, for a fixed term of five and one-half years from the date of occupancy. The base rent includes amounts for operating costs, which include, but are not limited to, property taxes, utilities, supplies, repairs and maintenance, janitorial staff, security staff and insurance premiums on the building. In addition to base rent, after the first year of occupancy the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease after the initial term for an additional term of five years. The Company moved into its current corporate headquarters in September 1998.

        From July 1997 to September 1998, the Company leased its 13,185 square foot national headquarters in San Juan Capistrano, California from Mitchell Land and Improvement Company at a cost of $14,583 per month ($1.11 per square foot per month.) The lease provided for the Company to pay property taxes, insurance and certain other operating expenses applicable to the leased property.

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

        As of September 27, 1998, the Company leased the space occupied by the majority of its 98 Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees and licensees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the Company's fourth quarter of the fiscal year ended September 27, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officer employees of the Company and their respective ages as of September 27, 1998, are set forth below.

        NAME              AGE   POSITION(S) HELD
        ----              ---   ----------------

Robert E. McDonough, Sr.   76   Chairman of the Board of Directors
Paul W. Mikos              53   Chief Executive Officer, President and Director
Greg Palmer                42   Executive Vice President and Chief Operations Officer
Alan M. Purdy              58   Senior Vice President and Chief Financial Officer
Jeffrey A. Elias           41   Senior Vice President, Human Resources and Administration
William M. Herbster        46   Vice President, Marketing
Norman H. Leibson          53   Vice President, Information Technology

        Robert E. McDonough, Sr. has served as Chairman of the Board of Directors of the Company (the "Board") since August 1978. Mr. McDonough founded the Company in 1965 and has been continuously involved in the management and long-term operation and strategic planning of the Company since that time. For 29 years, until May 1994, he served as the Company's Chief Executive Officer. Mr. McDonough is the father of Susan McDonough Mikos (a director of the Company) and the father-in-law of Paul W. Mikos.

        Paul W. Mikos has served in various positions in the Company since 1977, including as President since 1985. Mr. Mikos has served as Chief Executive Officer of the Company since January 1996 and as a Director of the Company since May 1993. From May 1994 until January 1996, he served as Co-Chief Executive Officer of the Company. Prior to joining the Company, Mr. Mikos worked for ARA as a Regional Sales Director from August 1976 until October 1977. From July 1968 until August 1976, Mr. Mikos worked for IBM in sales management. Mr. Mikos is the husband of Susan McDonough Mikos and the son-in-law of Robert E. McDonough, Sr.

        Greg Palmer has served as Executive Vice President and Chief Operations Officer of the Company since January 1998. From 1985 to December 1997, Mr. Palmer served in senior level management positions in the Southeast and Northeast divisions and previously as Senior Vice President in charge of managing operations in the Western United States for Olsen Corporation, a provider of staffing and health care services.

        Alan M. Purdy has served as Senior Vice President and Chief Financial Officer since November 1996 and prior to that as Vice President and Chief Financial Officer since February 1994. From January 1993 until December 1993, he was Senior Vice President and Chief Financial Officer of Builder's Emporium, a division of Collins and Aikman Group, Inc. From March 1988 until August 1992, he was Senior Vice President and Chief Financial Officer of HUB Distributing, Inc. (dba Millers Outpost), a subsidiary of American Retail Group. From January 1986 until October 1987, he was Senior Vice President and Chief Financial Officer of Robinson's of Florida, a subsidiary of The May Department Stores Company. From April 1983 until January 1986, he served as Senior Vice President and Chief Financial Officer of B. Dalton Booksellers, a subsidiary of the Dayton Hudson Corp.

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

        Norman H. Leibson has served as Vice President, Information Technology Systems since November 1994. From March 1992 until November 1994, Mr. Leibson was a Vice President of HUB Distributing, Inc. (dba Millers Outpost), a subsidiary of American Retail Group, and from November 1983 until August 1992, he was a Vice President of Carter Hawley Hale.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Since July 11, 1996, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "REMX." Prior to July 11, 1996, the Company's stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock for fiscal 1998 and fiscal 1997:


                                            FOR THE THREE MONTHS ENDED
                                 --------------------------------------------------

                                 DECEMBER 28,   MARCH 29,    JUNE 28,   SEPTEMBER 27,
                                    1997          1998         1998        1998
                                 -----------    ---------    --------   ------------
       High ....................   $ 28.13      $ 32.63      $ 36.25      $ 29.25
       Low......................   $ 20.00      $ 18.75      $ 23.69      $ 17.50

                                 DECEMBER 29,   MARCH 30,    JUNE 29,   SEPTEMBER 28,
                                    1996          1997         1997         1997
                                 -----------    ---------    --------   ------------
       High ....................   $ 22.50      $ 20.00      $ 18.75      $ 22.75
       Low......................   $ 14.25      $ 15.13      $ 14.88      $ 17.00

        As of December 15, 1998, there were an estimated 1,750 shareholders of record and there were ten shareholders of record of the Company's Class B Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

        Information as to Selected Financial Data required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, under the heading "Selected Financial Data," to be mailed to the Securities and Exchange Commission (the "Commission") and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 17, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information as to Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998 under the heading "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," to be mailed to the Commission and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 17, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information as to Financial Statements and Supplementary Data required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, under the section "Financial Statements and Notes thereto," to be mailed to the Commission and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 17, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant." Information as to the Company's reporting persons' compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 17, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation and Other Information," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 17, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 17, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 17, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements.

                                                                                   PAGE NUMBER
                                                                                    IN ANNUAL
                                                                                    REPORT TO
                                                                                   SHAREHOLDERS
                                                                                   ------------
         (1)  Consolidated Financial Statements. (Data incorporated  by reference from the attached Annual Report to Shareholders):

              Consolidated Balance Sheet as of September 27, 1998 and
              September 28, 1997                                                        13

              Consolidated Statement of Income for the three fiscal years ended September 27, 1998, September 28, 1997 and September 29,
              1996                                                                      14

              Consolidated Statement of Shareholders' Equity for the three fiscal years ended September 27, 1998, September 28, 1997 and
              September 29, 1996                                                        15

              Consolidated Statement of Cash Flows for three fiscal years ended September 27, 1998, September 28, 1997 and September 29,
              1996                                                                      16

              Notes to Consolidated Financial Statements                             17-25

        (2)  Financial Statement Schedules.

             Report of Independent Accountants on Financial Statement Schedule

             SCHEDULE II - Valuation and Qualifying Accounts

        (3)  The following Exhibits are filed as part of this Report.

       NUMBER
       EXHIBIT             DESCRIPTION
       -------             ------------
        3.1     Amended and Restated Articles of Incorporation of the Company(a)

        3.2     Amended and Restated Bylaws of the Company

        4.1     Specimen Stock Certificate(a)

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

        10.11   Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan

        10.12   RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(a)

        10.13   Form of Franchising Agreement for Licensed Offices

       NUMBER
       EXHIBIT             DESCRIPTION
       -------             ------------
        10.14   Form of Franchising Agreement for Franchised Offices(a)

        10.15   Form of Licensing Agreement for IntelliSearch(R)(a)

        10.17   Paul W. Mikos Promissory Note(a)

        10.18   Additional Deferred Compensation Agreement for Alan M. Purdy(c)

        10.19   Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(d)

        10.20   Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement
                Company(e)

        10.21   Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(f)

        10.22   RemedyTemp, Inc. Deferred Compensation Plan(f)

        10.23   Greg Palmer Employment Agreement(g)

        10.24   1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for
                Outside Directors(h)

        10.25   Form of Licensing Agreement for i/search 2000(TM)

        13.1    RemedyTemp, Inc. 1998 Annual Report to Shareholders

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


                                           REMEDYTEMP, INC.

                                           /s/ PAUL W. MIKOS
                                           -------------------------------------
                                           Paul W. Mikos
                                           President and Chief Executive Officer


December 21, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                               TITLE                          DATE
       ---------                               -----                          ----
/s/ ROBERT E. MCDONOUGH             Chairman of the Board of            December 21, 1998
-------------------------------     Directors
Robert E. McDonough, Sr.


/s/ PAUL W. MIKOS                   President and Chief Executive       December 21, 1998
-------------------------------     Officer
Paul W. Mikos


/s/ ALAN M. PURDY                   Senior Vice President and Chief     December 21, 1998
-------------------------------     Financial Officer (Principal
Alan M. Purdy                       Financial and Accounting Officer)


/s/ SUSAN MCDONOUGH MIKOS           Director, Corporate Secretary       December 21, 1998
-------------------------------
Susan McDonough Mikos


/s/ WILLIAM D. CVENGROS             Director                            December 21, 1998
-------------------------------
William D. Cvengros


/s/ JAMES L. DOTI                   Director                            December 21, 1998
-------------------------------
James L. Doti, Ph.D.


/s/ ROBERT A. ELLIOTT               Director                            December 21, 1998
------------------------------
Robert A. Elliott


/s/ J. MICHAEL HAGAN                Director                            December 21, 1998
------------------------------
J. Michael Hagan


/s/ JOHN B. ZAEPFEL                 Director                            December 21, 1998
------------------------------
John B. Zaepfel

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of RemedyTemp, Inc.

         Our audits of the consolidated financial statements referred to in our report dated November 13, 1998 appearing on page 25 of the 1998 Annual Report to Shareholders of RemedyTemp, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                 /s/ PRICEWATERHOUSECOOPERS LLP
                                                 -------------------------------
                                                     PricewaterhouseCoopers LLP


Costa Mesa, California
November 13, 1998

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT                                  BALANCE AT
                                      BEGINNING OF                                   END OF
DESCRIPTION                              PERIOD       ADDITIONS    DEDUCTIONS(1)     PERIOD
-----------                           ------------    ---------    -------------   ----------
Allowance for Doubtful Accounts
    Receivable:

Year ended September 27, 1998            $ 2,612       $ 1,519      $   1,484       $ 2,647
Year ended September 28, 1997              2,111         1,276            775         2,612
Year ended September 29, 1996              1,950         1,621          1,460         2,111

--------------
(1)     Represents write-offs of bad debts

                               INDEX TO EXHIBITS

       NUMBER
       EXHIBIT             DESCRIPTION
       -------             ------------
        3.1     Amended and Restated Articles of Incorporation of the Company(a)

        3.2     Amended and Restated Bylaws of the Company

        4.1     Specimen Stock Certificate(a)

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

        10.11   Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan

        10.12   RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(a)

        10.13   Form of Franchising Agreement for Licensed Offices

        10.14   Form of Franchising Agreement for Franchised Offices(a)

        10.15   Form of Licensing Agreement for IntelliSearch(R)(a)

        10.17   Paul W. Mikos Promissory Note(a)

        10.18   Additional Deferred Compensation Agreement for Alan M. Purdy(c)

        10.19   Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(d)

        10.20   Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement
                Company(e)

        10.21   Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(f)

        10.22   RemedyTemp, Inc. Deferred Compensation Plan(f)

        10.23   Greg Palmer Employment Agreement(g)

        10.24   1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for
                Outside Directors(h)

        10.25   Form of Licensing Agreement for i/search 2000(TM)

        13.1    RemedyTemp, Inc. 1998 Annual Report to Shareholders

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