Form 10-Q
period 1998-12-27
REMEDYTEMP INC
filed 1999-02-10
CIK 1013467

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 425-7600

                           --------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of February 8, 1998 there were 7,010,024 shares of Class A Common Stock and 1,805,539 shares of Class B Common Stock outstanding.


================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                                                 PAGE NO.

PART I--FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated Balance Sheet as of December 27, 1998 and September 27, 1998..........................       3

           Consolidated Statement of Income for the three fiscal months ended December 27, 1998
             and December 28, 1997............................................................................       4

           Consolidated Statement of Cash Flows for the three fiscal months ended December 27, 1998
             and December 28, 1997............................................................................       5

           Notes to Consolidated Financial Statements.........................................................       6

      Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
            Operations........................................................................................       7

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................................       *


PART II--OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................................................       *

      Item 2.  Changes In Securities and Use of Proceeds......................................................       *

      Item 3.  Defaults Upon Senior Securities................................................................       *

      Item 4.  Submission of Matters to a Vote of Security Holders............................................       *

      Item 5.  Other Information..............................................................................       *

      Item 6.  Exhibits and Reports on Form 8-K...............................................................      11


SIGNATURES ...................................................................................................      12





* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                DECEMBER 27,    SEPTEMBER 27,
                                                                                                   1998             1998
                                                                                                ------------    -------------
Current assets:
   Cash and cash equivalents ..........................................................          $ 2,382          $   450
   Accounts receivable, net of allowance for doubtful accounts of $2,892
      and $2,647, respectively ........................................................           66,457           63,660
   Prepaid expenses and other current assets ..........................................            2,623            3,401
   Deferred income taxes ..............................................................            2,985            2,235
                                                                                                 -------          -------
           Total current assets .......................................................           74,447           69,746
Fixed assets, net of accumulated depreciation of $13,278 and $12,560, respectively ....           16,923           15,184
Other assets, net .....................................................................            2,426            2,567
Deferred income taxes .................................................................              501              501
Goodwill, net of accumulated amortization of $190 and $152, respectively ..............            1,749            1,787
                                                                                                 -------          -------
                                                                                                 $96,046          $89,785
                                                                                                 =======          =======

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................................          $ 9,058          $ 3,033
   Accrued workers' compensation ......................................................            6,292            5,535
   Accrued payroll, benefits and related costs ........................................            9,229           13,604
   Accrued licensees' share of gross profit ...........................................            2,818            3,194
   Other accrued expenses .............................................................              884              865
   Income taxes payable ...............................................................            3,695              809
   Current portion of capitalized lease obligation ....................................              209              245
                                                                                                 -------          -------
           Total current liabilities ..................................................           32,185           27,285
Capitalized lease obligation ..........................................................               11               63
                                                                                                 -------          -------
                                                                                                  32,196           27,348
                                                                                                 -------          -------
Commitments and contingent liabilities

Shareholders' equity:
   Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding
   Class A Common Stock, $.01 par value; authorized 50,000 shares;
     7,046 and 7,206 issued and outstanding at December 27, 1998 and September 27,1998,
     respectively .....................................................................               71               72
   Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,806
     issued and outstanding at December 27, 1998 and September 27, 1998, respectively .               18               18
Additional paid-in capital ............................................................           32,461           34,732
Retained earnings .....................................................................           31,300           27,615
                                                                                                 -------          -------
Total shareholders' equity ............................................................           63,850           62,437
                                                                                                 -------          -------
                                                                                                 $96,046          $89,785
                                                                                                 =======          =======


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED
                                                 DECEMBER 27,      DECEMBER 28,
                                                    1998              1997
                                                  --------          --------
Direct sales ...........................          $ 66,438          $ 69,431
Licensed sales .........................            52,694            40,939
Franchise royalties ....................               660               775
Initial license and franchise fees .....                34                --
                                                  --------          --------
        Total revenues .................           119,826           111,145
Cost of direct sales ...................            51,660            54,643
Cost of licensed sales .................            39,146            30,657
Licensees' share of gross profit .......             9,141             6,936
Selling and administrative expenses ....            13,175            12,634
Depreciation and amortization ..........               795               660
                                                  --------          --------
        Income from operations .........             5,909             5,615
Other income:
   Interest income, net ................                23                48
   Other, net ..........................               210               346
                                                  --------          --------
Income before provision for income taxes             6,142             6,009
Provision for income taxes .............             2,457             2,494
                                                  --------          --------
Net income .............................          $  3,685          $  3,515
                                                  ========          ========

Net income per share, basic (Note 2) ...          $   0.41          $   0.39
                                                  ========          ========
Weighted-average number of shares ......             8,968             8,947
                                                  ========          ========

Net income per share, diluted (Note 2) .          $   0.41          $   0.38
                                                  ========          ========
Weighted-average number of shares ......             9,053             9,221
                                                  ========          ========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                                    THREE MONTHS ENDED
Cash flows provided by (used in) operating activities:                                         DECEMBER 27,      DECEMBER 28,
                                                                                                  1998               1997
                                                                                                 -------           -------
   Net income .........................................................................          $ 3,685           $ 3,515
      Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .................................................              795               660
        Provision for losses on accounts receivable ...................................              368               388
        Deferred taxes ................................................................             (750)             (750)
        Changes in assets and liabilities:
           Accounts receivable ........................................................           (3,165)           (4,705)
           Prepaid expenses and other current assets ..................................              778               213
           Other assets ...............................................................              141              (352)
           Accounts payable ...........................................................            6,025            (1,332)
           Accrued workers' compensation ..............................................              757             1,418
           Accrued payroll, benefits and related costs ................................           (4,375)           (3,424)
           Accrued licensees' share of gross profit ...................................             (376)             (218)
           Other accrued expenses .....................................................               19              (369)
           Income taxes payable .......................................................            2,886             1,399
                                                                                                 -------           -------
   Net cash provided by (used in) operating activities ................................            6,788            (3,557)
                                                                                                 -------           -------
Cash flows used in investing activities:
   Purchase of fixed assets ...........................................................           (2,496)           (1,577)
                                                                                                 -------           -------
   Net cash used in investing activities ..............................................           (2,496)           (1,577)
                                                                                                 -------           -------
Cash flows (used in) provided by financing activities:
   Borrowings under line of credit agreement ..........................................               --             1,000
   Repayments under line of credit agreement ..........................................               --            (1,000)
   Repayments under capital lease obligation ..........................................              (88)             (110)
   Proceeds from stock option activity ................................................                5               108
   Purchase of Company Common Stock ...................................................           (2,421)               --
   Proceeds from Employee Stock Purchase Plan activity ................................              144               149
                                                                                                 -------           -------
   Net cash (used in) provided by  financing activities ...............................           (2,360)              147
                                                                                                 -------           -------
 Net increase (decrease) in cash and cash equivalents .................................            1,932            (4,987)
 Cash and cash equivalents at beginning of period .....................................              450             5,128
                                                                                                 -------           -------
 Cash and cash equivalents at end of period ...........................................          $ 2,382           $   141
                                                                                                 =======           =======


Other cash flow information:
   Cash paid during the period for interest ...........................................          $    23           $    28
   Cash paid during the period for income taxes .......................................          $   321           $ 1,846



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

           The accompanying consolidated balance sheet at December 27, 1998, and the consolidated statements of income and of cash flows for the three fiscal months ended December 27, 1998 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 21, 1998.

2.    EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:

                                                                     THREE FISCAL MONTHS ENDED
                                      ----------------------------------------------------------------------------------------
                                                  DECEMBER 27, 1998                            DECEMBER 28, 1997
                                      ------------------------------------------   -------------------------------------------
                                       INCOME          SHARES         PER-SHARE      INCOME          SHARES          PER-SHARE
                                     (NUMERATOR)   (DENOMINATOR)       AMOUNTS     (NUMERATOR)    (DENOMINATOR)       AMOUNTS
BASIC EPS
Income available to common
shareholders ................          $3,685           8,968          $   0.41       $3,515           8,947          $  0.39
                                                                       ========                                       =======
EFFECT OF DILUTIVE SECURITIES
Stock options ...............          $   --              85                         $   --             274
                                       ------          ------                         ------           -----
DILUTED EPS
Income available to common
shareholders plus assumed
conversions .................          $3,685           9,053          $   0.41       $3,515           9,221          $  0.38
                                       ======          ======          ========       ======           =====          =======

3.    STOCK OPTIONS

           Under the terms of the Company's 1996 Stock Incentive Plan, as amended, on November 3, 1998 the Company granted options to purchase 12 shares of Class A Common Stock to a newly-hired Vice President at $19.06 per share and on December 8, 1998 the Company granted options to purchase 225 shares of Class A Common Stock to certain executives and employees at $14.75 per share, the average stock price of the Class A Common Stock on such grant dates. This plan is "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with these grants.

4.    STOCK REPURCHASE

           On October 2, 1998, the Board of Directors authorized the Company to repurchase its outstanding Class A and/or Class B Common Stock in the open market or in privately negotiated transactions at the prevailing market prices not to exceed $5,000 in the aggregate. During the three fiscal months ended December 27, 1998, the Company repurchased 166.9 Class A Common Stock shares at prices ranging from $12.56 to $15.13, for a total of $2,421. Subsequent to December 27, 1998, the Company repurchased 36.0 Class A Common Stock shares at prices ranging from $14.85 to $14.94, for a total of $535.

                                REMEDYTEMP, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of the Company. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation those factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended December 27, 1998 Compared to the Three Fiscal Months Ended December 28, 1997

           Total revenues increased 7.8% or $8.7 million to $119.8 million for the three fiscal months ended December 27, 1998 from $111.1 million for the three fiscal months ended December 28, 1997. Direct revenues decreased 4.3% to $66.4 million from $69.4 million, while licensed revenues increased 28.7% to $52.7 million from $40.9 million for the three fiscal months ended December 27, 1998 and December 28, 1997, respectively. The expansion of business at existing licensed offices as well as the opening of 21 new licensed offices since the prior period account for the increase in licensed revenue. The Company's management expects the trend of licensed revenue expanding more rapidly than direct revenue to continue for the foreseeable future, however, the Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

           The Company recently experienced extraordinary price competition from a national staffing provider on one of the Company's existing high volume, low gross margin clients that was primarily serviced by the Company's direct offices. As of December 1998, the Company discontinued providing service to this client for various reasons, including the Company's strategic emphasis on maintaining acceptable gross margin levels on all client accounts. Excluding this client, revenues at the Company owned offices increased 9.0% and total Company revenue increased 16.8% for the three fiscal months ended December 27, 1998.

           In light of the significant market demand for the Company's staffing services from clients and potential clients who accept the Company's customary gross margin requirements, the Company believes that it should be able to continue to maintain its gross margin requirements and to expand its business on that basis, however, no assurance in this regard can be given.

           Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 6.5% or $5.5 million to $90.8 million for the three fiscal months ended December 27, 1998 from $85.3 million for the three fiscal months ended December 28, 1997, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 75.8% for the three fiscal months ended December 27, 1998 compared to 76.7% for the three fiscal months ended December 28, 1997. The Company's cost of licensed sales as a percentage of licensed sales decreased to 74.3% for the three fiscal months ended December 27, 1998 compared to 74.9% for the three fiscal months ended December 28, 1997.

           Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation sales. Licensees' share of gross profit increased 31.8% or $2.2 million to $9.1 million for the three fiscal months ended December 27, 1998 from $6.9 million for the three fiscal months ended

                                REMEDYTEMP, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

December 28, 1997 due to increased billings at existing licensed offices and to the opening of 21 new offices. Licensees' share of gross profit as a percentage of total revenues increased to 7.6% for the three fiscal months ended December 27, 1998 from 6.2% for the three fiscal months ended December 28, 1997 due to increased licensed revenue as a percentage of total revenue, as discussed above. Licensees' share of gross profit as a percentage of licensed gross profit remained relatively constant.

           Selling, general and administrative expenses (including depreciation and amortization) increased 5.1% or $0.7 million to $14.0 million for the three fiscal months ended December 27, 1998 from $13.3 million for the three fiscal months ended December 28, 1997. Selling, general and administrative expenses as a percentage of total revenues decreased to 11.7% for the three fiscal months ended December 27, 1998 from 12.0% for the three fiscal months ended December 28, 1997. The Company has continued to control growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis and implementing more stringent hiring and compensation guidelines. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues, and increases in these expenses could adversely affect the Company's profitability.

           Income from operations increased 5.2% or $0.3 million to $5.9 million for the three fiscal months ended December 27, 1998 from $5.6 million for the three fiscal months ended December 28, 1997 due to the factors described above. Income from operations as a percentage of revenues was 4.9% for the three fiscal months ended December 27, 1998 compared to 5.1% for the three fiscal months ended December 28, 1997, due to the change in business mix between licensed revenue and direct revenue, since direct revenue generally provides better operating margins than licensed revenue.

           Net income increased 4.8% or $0.2 million to $3.7 million for the three fiscal months ended December 27, 1998 from $3.5 million for the three fiscal months ended December 28, 1997 due to the factors described above. As a percentage of total revenues, income before income taxes was 3.1% in the three fiscal months ended December 27, 1998 compared to 3.2% in the three fiscal months ended December 28, 1997. All revenues and results were internally generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

           Cash provided by operating activities was $6.8 million for the three fiscal months ended December 27, 1998 and cash used in operating activities was $3.6 million for the three fiscal months ended December 28, 1997. Cash provided by operating activities was significantly impacted by changes in working capital primarily resulting from increases in business volumes.

           Cash used for purchases of fixed assets was $2.5 million for the three fiscal months ended December 27, 1998, and $1.6 million for the three fiscal months ended December 28, 1997. The increase in fiscal 1999 primarily resulted from expenditures associated with leasehold improvements at direct offices and the Company's new management information system, including the related purchases of computer hardware to support the new system. Implementation of this system is expected to begin in early calendar year 1999. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings, and further investments in the Company's computer-based technologies to approximate $5.0 million.

           In connection with the Company's initial public offering (the "Offering"), the Company terminated its S corporation status and, as a result, was required to change its overall method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one-time net charge to earnings in the fourth quarter of fiscal 1996 of approximately $7.8 million. The Internal Revenue Code allows the Company to recognize the effects of this termination in its tax returns over a four-year period. This resulted in additional quarterly installments of $750,000 in the first fiscal quarter of 1999 and 1998, respectively.

           The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $30.0 million. Interest on outstanding borrowings is payable monthly at the bank's reference rate or, at the Company's discretion, LIBOR plus 1.5%. The line of credit is unsecured and expires on February 28, 1999. Management is currently negotiating a renewal of the line of credit facility. The principal use of the line of credit has been to finance receivables and to provide a letter of credit required in connection with the Company's workers' compensation self-insurance program. The Company had no balance outstanding under its line of credit and $6.7 million

                                REMEDYTEMP, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in undrawn letters of credit as of December 27, 1998. The bank agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these requirements.

           Additionally, RIG has a letter of credit agreement with Bank of Bermuda (New York) Limited in the amount of $80,000. The letter of credit is unsecured, expires on July 22, 1999 and is required in connection with the Company's workers' compensation self-insurance program.

           The Company is contemplating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

           On October 2, 1998, the Board of Directors authorized the Company to repurchase its outstanding Class A and/or Class B Common Stock in the open market or in privately negotiated transactions at the prevailing market prices not to exceed $5.0 million in aggregate. During the three fiscal months ended December 27, 1998, the Company repurchased 166,900 Class A Common Stock shares at prices ranging from $12.56 to $15.13, for a total of $2.4 million. Subsequent to December 27, 1998, the Company has repurchased 36,000 Class A Common Stock shares at prices ranging from $14.85 to $14.94 for a total of $535,600.

           The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

YEAR 2000 COMPLIANCE

The Company's State of Readiness

           Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and may be unable to accurately process certain data before, during or after the Year 2000. Consequently, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operation. Furthermore, the Year 2000 is a leap year, which may present additional issues for computer systems and other equipment with embedded chips or processors.

           Year 2000 issues may affect the Company's internal systems, including information technology ("IT") and non-IT systems. The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, the Company currently believes that all material IT systems will be compliant by the Year 2000. The Company is in the final year of a three-year development and implementation process to replace all of its material IT systems with a new IT system. The Company believes that the new IT system and the computer hardware used to operate the system will be Year 2000 compliant. The Company anticipates that implementation of the new IT system will be completed for all "back office" systems (i.e. payroll, billing, general ledger, accounts payable, and accounts receivable) by October of 1999. The Company plans to implement the "front office" applications (i.e. administration, search and retrieval of data, and coordination of temporary employees) of the new IT system to all Company-owned offices by July of 1999 and to all independently-managed offices by October of 1999. There can be no guarantee that these estimated dates will be achieved and actual results could differ materially from those anticipated.

           Based on information currently available, the Company believes that it does not have any material-specific dependencies on its non-IT systems (devices that have imbedded microprocessors). Accordingly, the Company believes that the Year 2000 poses no material risk to the Company's non-IT systems. The Company is in the process of contacting its material suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant and will monitor their progress toward Year 2000 compliance. There can be no assurance that the Company's material suppliers, vendors or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

                                REMEDYTEMP, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Costs to Address the Company's Year 2000 Issues

           The Company's new IT system is being implemented for strategic business reasons unrelated to Year 2000 issues and the implementation schedule was not accelerated due to Year 2000 issues. Therefore, no specific costs were incurred to address Year 2000 issues relating to the Company's new IT system. However, the Company is in the process of implementing a contingency plan effort to bring the Company's existing IT systems into Year 2000 compliance in the event that the implementation of the new IT system is delayed. Currently, the Company estimates that the total expected costs relating to this effort will be $200,000.


The Risks to the Company of Year 2000 Issues

           Although unclear at this time, the Company believes that its exposure to Year 2000 risks are unlikely to have a material effect on the Company's results of operations, liquidity and financial condition. The Company anticipates that the new IT system will be implemented prior to the Year 2000 and such system is believed to be Year 2000 compliant. Although the Company expects to implement its new IT system prior to the Year 2000, there is no guarantee that this result will be achieved. Consequently, the Company believes that its most reasonably likely worst case Year 2000 scenario is that the new IT system is not implemented on time and the Company's contingency plans to address this fail. Such a scenario could disrupt the Company's business and therefore could have a material adverse effect on the financial condition and results of operations. Additionally, if any third parties that provide goods or services that are critical to the Company's business fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations.

The Company's Contingency Plans

           The Company has not completed the systems integration testing of the new IT system. Accordingly, the Company has not fully assessed its risks from potential Year 2000 failure of the new IT system. However, steps are currently being taken to assess the impact of Year 2000 issues in the Company's existing IT systems to avoid a material impact on the Company's ability to conduct business, including implementing a contingency plan which will bring the Company's existing IT systems into Year 2000 compliance. The likely impact on such existing IT systems would be in "from-to" reporting and date printing which the Company believes it can correct without material loss in business operation or function. Additionally, the Company is currently undertaking steps to identify its material vendors and to formulate a system to understand material third parties' ability to continue providing services and products after the Year 2000. The Company intends to contact and monitor its material suppliers, vendors, and distributors to avoid any business interruption in the Year 2000, including formulating contingency plans, where appropriate. However, the Company can neither predict nor assure the successful outcome of such third parties' remediation efforts.

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

3.2     Amended and Restated Bylaws of the Company (h)

4.1     Specimen Stock Certificate (a)

4.2     Shareholder Rights Agreement (a)

10.1    Robert E. McDonough, Sr. Amended and Restated Employment Agreement

10.2    Paul W. Mikos Amended and Restated Employment Agreement

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

10.11   RemedyTemp, Inc. 1996 Amended and Restated Stock Incentive Plan (h)

10.12   RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13   Form of Franchising Agreement for Licensed Offices (h)

10.14   Form of Franchising Agreement for Franchised Offices (a)

10.15   Form of Licensing Agreement for IntelliSearch(R) (a)

10.17   Paul W. Mikos Promissory Note (a)

10.18   Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19   Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.20   Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement
        Company (d)

10.21   Credit Agreement among Bank of America National Trust and Savings
        Association and RemedyTemp, Inc. (e)

10.22   RemedyTemp, Inc. Deferred Compensation Plan (e)

10.23   Greg Palmer Employment Agreement (f)

10.24   1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for
        Outside Directors (g)

10.25   Form of Licensing Agreement for i/search2000(TM) (h)

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

(h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed in the fiscal quarter ended December 1998.

                                REMEDYTEMP, INC.


SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REMEDYTEMP, INC.

February 9, 1999                   /s/  PAUL W. MIKOS
                                   -------------------------------------------
                                   Paul W. Mikos, President and Chief
                                   Executive Officer


February 9, 1999                   /s/  ALAN M. PURDY
                                   -------------------------------------------
                                   Senior Vice President and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer)

                               REMEDY TEMP, INC.

                                  EXHIBIT INDEX

NUMBER
EXHIBIT                  DESCRIPTION
-------                  -----------

3.1     Amended and Restated Articles of Incorporation of the Company (a)

3.2     Amended and Restated Bylaws of the Company (h)

4.1     Specimen Stock Certificate (a)

4.2     Shareholder Rights Agreement (a)

10.1    Robert E. McDonough, Sr. Amended and Restated Employment Agreement

10.2    Paul W. Mikos Amended and Restated Employment Agreement

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

10.11   RemedyTemp, Inc. 1996 Amended and Restated Stock Incentive Plan (h)

10.12   RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13   Form of Franchising Agreement for Licensed Offices (h)

10.14   Form of Franchising Agreement for Franchised Offices (a)

10.15   Form of Licensing Agreement for IntelliSearch(R) (a)

10.17   Paul W. Mikos Promissory Note (a)

10.18   Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19   Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.20   Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement
        Company (d)

10.21   Credit Agreement among Bank of America National Trust and Savings
        Association and RemedyTemp, Inc. (e)

10.22   RemedyTemp, Inc. Deferred Compensation Plan (e)

10.23   Greg Palmer Employment Agreement (f)

10.24   1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for
        Outside Directors (g)

10.25   Form of Licensing Agreement for i/search2000(TM) (h)

27.1    Financial Data Schedule


                               REMEDY TEMP, INC.

NUMBER
EXHIBIT                  DESCRIPTION
-------                  -----------
[S]     [C]

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

(h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.