Form 10-Q
period 1999-03-28
REMEDYTEMP INC
filed 1999-05-11
CIK 1013467

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                       OR

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 10, 1999 there were 7,021,800 shares of Class A Common Stock and 1,803,539 shares of Class B Common Stock outstanding.


================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheet as of March 28, 1999 and September 27, 1998......................     3

              Consolidated Statement of Income for the three fiscal months and six fiscal months ended
                March 28, 1999 and March 29, 1998 ........................................................     4

              Consolidated Statement of Cash Flows for the six fiscal months ended March 28, 1999
                and March 29, 1998........................................................................     5

              Notes to Consolidated Financial Statements..................................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
              Operations..................................................................................     8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     *


PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................     *

     Item 2.  Changes In Securities and Use of Proceeds...................................................     *

     Item 3.  Defaults Upon Senior Securities.............................................................     *

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................    13

     Item 5.  Other Information...........................................................................     *

     Item 6.  Exhibits and Reports on Form 8-K............................................................    14


SIGNATURES................................................................................................    15




* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEET
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                         MARCH 28,     SEPTEMBER 27,
                                                                                           1999            1998
                                                                                      -------------    -------------
Current assets:
   Cash and cash equivalents ...............................................          $       1,845    $         450
   Accounts receivable, net of allowance for doubtful accounts of $2,476
     and $2,647, respectively ..............................................                 63,334           63,660
   Prepaid expenses and other current assets ...............................                  3,062            3,401
   Deferred income taxes ...................................................                  3,735            2,235
                                                                                      -------------    -------------

          Total current assets .............................................                 71,976           69,746
Fixed assets, net of accumulated depreciation of $13,877 and $12,560,
   respectively ............................................................                 17,781           15,184
Other assets, net ..........................................................                  2,514            2,567
Deferred income taxes ......................................................                    501              501
Goodwill, net of accumulated amortization of $229 and $152, respectively ...                  1,710            1,787
                                                                                      -------------    -------------

                                                                                      $      94,482    $      89,785
                                                                                      =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................          $       3,939    $       3,033
   Accrued workers' compensation (Note 6) ..................................                  6,893            5,535
   Accrued payroll, benefits and related costs .............................                 10,915           13,604
   Accrued licensees' share of gross profit ................................                  3,836            3,194
   Other accrued expenses ..................................................                    918              865
   Income taxes payable ....................................................                  1,288              809
   Capitalized lease obligation ............................................                    164              308
                                                                                      -------------    -------------
          Total current liabilities ........................................                 27,953           27,348
                                                                                      -------------    -------------
Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding
  Class A Common Stock, $.01 par value; authorized 50,000 shares;
     7,010 and 7,206 issued and outstanding at March 28, 1999 and September
     27, 1998, respectively ................................................                     70               72
  Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,806 issued and outstanding at March 28, 1999 and
     September 27, 1998.....................................................                     18               18
Additional paid-in capital .................................................                 31,929           34,732
Retained earnings ..........................................................                 34,512           27,615
                                                                                      -------------    -------------
Total shareholders' equity .................................................                 66,529           62,437
                                                                                      -------------    -------------
                                                                                      $      94,482    $      89,785
                                                                                      =============    =============


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  -----------------------------          ----------------------------
                                                  MARCH 28,           MARCH 29,          MARCH 28,          MARCH 29,
                                                    1999                1998               1999               1998
                                                  ---------           ---------          ---------          ---------
Direct sales ...........................          $  62,731           $  68,479          $ 129,169          $ 137,910
Licensed sales .........................             51,180              40,327            103,874             81,266
Franchise royalties ....................                631                 714              1,291              1,489
Initial license and franchise fees .....                 51                  87                 85                 87
                                                  ---------           ---------          ---------          ---------
       Total revenues ..................            114,593             109,607            234,419            220,752
Cost of direct sales ...................             50,035              53,903            101,695            108,546
Cost of licensed sales .................             37,975              30,138             77,121             60,795
Licensees' share of gross profit .......              8,973               6,937             18,114             13,873
Selling and administrative expenses ....             11,895              13,233             25,070             25,867
Depreciation and amortization ..........                895                 673              1,690              1,333
                                                  ---------           ---------          ---------          ---------
       Income from operations ..........              4,820               4,723             10,729             10,338
Other income:
  Interest (expense) income, net .......                (13)                 36                 10                 84
  Other, net ...........................                265                 345                475                691
                                                  ---------           ---------          ---------          ---------
Income before provision for income taxes              5,072               5,104             11,214             11,113
Provision for income taxes .............              1,861               2,118              4,317              4,612
                                                  ---------           ---------          ---------          ---------
Net income .............................          $   3,211           $   2,986          $   6,897          $   6,501
                                                  =========           =========          =========          =========

Net income per share, basic (Note 2) ...          $    0.36           $    0.33          $    0.78          $    0.73
                                                  =========           =========          =========          =========
Weighted-average number of shares ......              8,821               8,949              8,894              8,942
                                                  =========           =========          =========          =========

Net income per share, diluted (Note 2) .          $    0.36           $    0.32          $    0.77          $    0.70
                                                  =========           =========          =========          =========
Weighted-average number of shares ......              8,908               9,275              8,980              9,245
                                                  =========           =========          =========          =========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                    ---------------------------
Cash flows provided by (used in) operating activities:                              MARCH 28,         MARCH 29,
                                                                                      1999              1998
                                                                                    ---------         ---------
   Net income ............................................................          $   6,897         $   6,501
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................              1,690             1,333
       Provision for losses on accounts receivable .......................                 80               742
       Deferred taxes ....................................................             (1,500)           (1,500)
       Changes in assets and liabilities:
         Accounts receivable .............................................                246            (2,672)
         Prepaid expenses and other current assets .......................                339              (362)
         Other assets ....................................................                 53              (214)
         Accounts payable ................................................                906               267
         Accrued workers' compensation ...................................              1,358             2,115
         Accrued payroll, benefits and related costs .....................             (2,689)             (469)
         Accrued licensees' share of gross profit ........................                642               376
         Other accrued expenses ..........................................                 53              (302)
         Income taxes payable ............................................                479            (2,266)
                                                                                    ---------         ---------
   Net cash provided by operating activities .............................              8,554             3,549
                                                                                    ---------         ---------
Cash flows used in investing activities:
   Purchase of fixed assets ..............................................             (4,210)           (3,821)
   Purchase of franchises, net of assets acquired ........................               --              (1,014)
                                                                                    ---------         ---------
   Net cash used in investing activities .................................             (4,210)           (4,835)
                                                                                    ---------         ---------
Cash flows (used in) provided by financing activities:
   Borrowings under line of credit agreement .............................              5,000             1,000
   Repayments under line of credit agreement .............................             (5,000)           (1,000)
   Repayments under capital lease obligation .............................               (144)             (189)
   Proceeds from stock option activity ...................................                  8               265
   Purchase of Company Common Stock ......................................             (2,957)             --
   Proceeds from Employee Stock Purchase Plan activity ...................                144               149
                                                                                    ---------         ---------
   Net cash (used in) provided by financing activities ...................             (2,949)              225
                                                                                    ---------         ---------
 Net increase (decrease) in cash and cash equivalents ....................              1,395            (1,061)
 Cash and cash equivalents at beginning of period ........................                450             5,128
                                                                                    ---------         ---------
 Cash and cash equivalents at end of period ..............................          $   1,845         $   4,067
                                                                                    =========         =========


Other cash flow information:
   Cash paid during the period for interest ..............................          $      84         $      56
   Cash paid during the period for income taxes ..........................          $   5,338         $   8,378


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

         The accompanying consolidated balance sheet at March 28, 1999, and the consolidated statements of income and of cash flows for the six fiscal months ended March 28, 1999 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1998.

2.   EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:

                                                                      THREE FISCAL MONTHS ENDED
                                       -------------------------------------------------------------------------------------------
                                                      MARCH 28, 1999                                MARCH 29, 1998
                                       --------------------------------------------   --------------------------------------------
                                          INCOME          SHARES         PER-SHARE      INCOME          SHARES         PER-SHARE
                                        (NUMERATOR)    (DENOMINATOR)      AMOUNTS     (NUMERATOR)    (DENOMINATOR)      AMOUNTS
                                       ------------    ------------    ------------   ------------    ------------    ------------
BASIC EPS
Income available to common
shareholders .................         $      3,211           8,821    $       0.36   $      2,986           8,949    $       0.33
                                                                       ============                                   ============
EFFECT OF DILUTIVE SECURITIES
Stock options ................         $       --                87                   $       --               326
                                       ------------    ------------                   ------------    ------------
DILUTED EPS
Income available to common
shareholders plus assumed
conversions...................         $      3,211           8,908    $       0.36   $      2,986           9,275    $       0.32
                                       ============    ============    ============   ============    ============    ============


                                                                        SIX FISCAL MONTHS ENDED
                                       -------------------------------------------------------------------------------------------
                                                      MARCH 28, 1999                                 MARCH 29, 1998
                                       --------------------------------------------   --------------------------------------------
                                          INCOME          SHARES         PER-SHARE      INCOME          SHARES         PER-SHARE
                                        (NUMERATOR)    (DENOMINATOR)      AMOUNTS     (NUMERATOR)    (DENOMINATOR)       AMOUNTS
                                       ------------    ------------    ------------   ------------    ------------    ------------
BASIC EPS
Income available to common
shareholders ................          $      6,897           8,894    $       0.78   $      6,501           8,942    $       0.73
                                                                       ============                                   ============
EFFECT OF DILUTIVE SECURITIES
Stock options ...............          $       --                86                   $       --               303
                                       ------------    ------------                   ------------    ------------
DILUTED EPS
Income available to common
shareholders plus assumed
conversions .................          $      6,897           8,980    $       0.77   $      6,501           9,245    $       0.70
                                       ============    ============    ============   ============    ============    ============

                                REMEDYTEMP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.   STOCK OPTIONS

         Under the terms of the Company's 1996 Stock Incentive Plan, as amended, on February 17, 1999, upon their reelection to the Board of Directors, the Company granted options to purchase 5 shares of Class A Common Stock to each of its five non-employee directors at $17.50 per share, for a total of 25 shares. This plan is "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with these grants.

4.   STOCK REPURCHASE

         On October 2, 1998, the Board of Directors authorized the Company to repurchase its outstanding Class A and/or Class B Common Stock in the open market or in privately negotiated transactions at the prevailing market prices not to exceed $5,000 in the aggregate. During the six fiscal months ended March 28, 1999, the Company repurchased 202.9 Class A Common Stock shares at prices ranging from $12.56 to $15.13, for a total of $2,957.

5.   REPURCHASE OF LICENSED OFFICES

         During March 1999, the Company acquired two licensed offices in Stockbridge and Atlanta, Georgia. Results of operations for the acquired licensed offices are recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. These acquisitions were accounted for under the purchase method of accounting. The purchase prices are contingent upon a percentage of gross margin and will be allocated to goodwill as earned. Goodwill will be amortized over a twenty-year life. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

6.   SUBSEQUENT EVENTS

a)   LINE OF CREDIT RENEWAL
         On March 31, 1999, the Company renewed its revolving line of credit agreement with Bank of America with renegotiated terms, providing for aggregate borrowings and letters of credit of $40,000. Interest on outstanding borrowings is payable monthly. The interest rate is the bank's reference rate minus up to 0.25%, based upon certain financial covenants or, at the Company's discretion, LIBOR plus a range of 1.0% to 1.375%, based upon the financial covenants. The line of credit is unsecured and expires on February 28, 2002. The Company borrowed $18,750 under this agreement during April in connection with the workers' compensation reinsurance contract discussed below.

b)  WORKERS' COMPENSATION REINSURANCE
         Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's existing self-insurance liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. This program has a fixed cost for payroll up to $295,000 and for payroll exceeding $295,000, the premium is at a lesser rate than the base rate. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium of $18,873 to Reliance on April 16, 1999. If the ultimate aggregate losses exceed current projections, the reinsurance contract includes a provision for additional payments up to $700.

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

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended March 28, 1999 Compared to the Three Fiscal Months Ended March 29, 1998

         Total revenues increased 4.5% or $5.0 million to $114.6 million for the three fiscal months ended March 28, 1999 from $109.6 million for the three fiscal months ended March 29, 1998. Direct revenues decreased 8.4% to $62.7 million from $68.5 million, while licensed revenues increased 26.9% to $51.2 million from $40.3 million for the three fiscal months ended March 28, 1999 and March 29, 1998, respectively. During the fiscal year ended September 27, 1998, the Company elected not to renew a contract in which the client requested a substantially reduced gross margin. As of December 1998, the Company discontinued providing service to this high volume, low gross margin client, which had primarily been serviced by the Company's direct offices. Excluding this client, revenues at the direct offices increased 7.5% and total Company revenue increased 15.2% for the three fiscal months ended March 28, 1999 compared to the same period in the previous year. The expansion of business at existing licensed offices as well as the opening of 15 new licensed offices since the prior period account for the increase in licensed revenue. The Company's management expects licensed revenue to continue to out-pace direct revenue growth in the foreseeable future, due to projected office openings and the average age of franchise offices being less than that of direct offices. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

         Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 4.7% or $4.0 million to $88.0 million for the three fiscal months ended March 28, 1999 from $84.0 million for the three fiscal months ended March 29, 1998. Such increase was primarily due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.8% for the three fiscal months ended March 28, 1999 compared to 76.7% for the three fiscal months ended March 29, 1998. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

         Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation sales. Licensees' share of gross profit increased 29.3% or $2.1 million to $9.0 million for the three fiscal months ended March 28, 1999 from $6.9 million for the three fiscal months ended March 29, 1998 due to increased billings at existing licensed offices and to the opening of 15 new offices. Licensees' share of gross profit as a percentage of total revenues increased to 7.8% for the three fiscal months ended March 28, 1999 from 6.3% for the three fiscal months ended March 29, 1998 due to increased licensed revenue as a percentage of total revenue, as discussed above. Licensees' share of gross profit as a percentage of licensed gross profit remained relatively constant.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Selling, general and administrative expenses, including depreciation and amortization, decreased 8.0% or $1.1 million to $12.8 million for the three fiscal months ended March 28, 1999 from $13.9 million for the three fiscal months ended March 29, 1998. Selling, general and administrative expenses as a percentage of total revenues decreased to 11.2% for the three fiscal months ended March 28, 1999 from 12.7% for the three fiscal months ended March 29, 1998. Bad debt expense decreased $542.5 for the three fiscal months ended March 28, 1999 as compared to the three fiscal months ended March 29, 1998 due to successful collection and recovery efforts resulting in lower writeoffs and required reserves. Also, profit sharing and bonus expense decreased to $481.7 for the three fiscal months ended March 28, 1999 compared to $1,233.5 for the three fiscal months ended March 29, 1998. In general, the Company has continued to control growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis, implementing more stringent hiring and compensation guidelines and variable compensation. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

         Income from operations increased 2.1% or $0.1 million to $4.8 million for the three fiscal months ended March 28, 1999 from $4.7 million for the three fiscal months ended March 29, 1998 due to the factors described above. Income from operations as a percentage of revenues was 4.2% for the three fiscal months ended March 28, 1999 compared to 4.3% for the three fiscal months ended March 29, 1998.

          Net income increased 7.5% or $0.2 million to $3.2 million for the three fiscal months ended March 28, 1999 from $3.0 million for the three fiscal months ended March 29, 1998 due to the factors described above. Net income was also favorably affected by a decrease in the Company's effective tax rate. The lower rate reflects the expected tax savings from Work Opportunity Credits. As a percentage of total revenues, net income was 2.8% in the three fiscal months ended March 28, 1999 compared to 2.7% in the three fiscal months ended March 29, 1998. All revenues and results have been internally generated by the Company.

For the Six Fiscal Months Ended March 28, 1999 Compared to the Six Fiscal Months Ended March 29, 1998

         Total revenues increased 6.2% or $13.6 million to $234.4 million for the six fiscal months ended March 28, 1999 from $220.8 million for the six fiscal months ended March 29, 1998. Direct revenues decreased 6.3% to $129.2 million from $137.9 million, while licensed revenues increased 27.8% to $103.9 million from $81.3 million for the six fiscal months ended March 28, 1999 and March 29, 1998, respectively. As of December 1998, the Company discontinued providing service to a high volume, low gross margin client for various reasons, including the Company's strategic emphasis on maintaining acceptable gross margin levels on all client accounts. Excluding this client, revenues at the direct offices increased 8.2% and total Company revenue increased 16.0% for the six fiscal months ended March 28, 1999 compared to the same period in the previous year. The expansion of business at existing licensed offices as well as the opening of 15 new licensed offices since the prior period account for the increase in licensed revenue. The Company's management expects licensed revenue to continue to out-pace direct revenue growth in the foreseeable future, due to projected office openings and the average age of franchise offices being less than that of direct offices. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

         Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 5.6% or $9.5 million to $178.8 million for the six fiscal months ended March 28, 1999 from $169.3 million for the six fiscal months ended March 29, 1998, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.3% for the six fiscal months ended March 28, 1999 compared to 76.7% for the six fiscal months ended March 29, 1998. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Licensees' share of gross profit increased 30.6% or $4.2 million to $18.1 million for the six fiscal months ended March 28, 1999 from $13.9 million for the six fiscal months ended March 29, 1998 due to increased billings at existing licensed offices and to the opening of 15 new offices. Licensees' share of gross profit as a percentage of total revenues increased to 7.7% for the six fiscal months ended March 28, 1999 from 6.3% for the six fiscal months ended March 29, 1998 due to increased licensed revenue as a percentage of total revenue, as discussed above. Licensees' share of gross profit as a percentage of licensed gross profit remained relatively constant.

         Selling, general and administrative expenses, including depreciation and amortization, decreased 1.6% or $0.4 million to $26.8 million for the six fiscal months ended March 28, 1999 from $27.2 million for the six fiscal months ended March 29, 1998. Selling, general and administrative expenses as a percentage of total revenues decreased to 11.4% for the six fiscal months ended March 28, 1999 from 12.3% for the six fiscal months ended March 29, 1998. Bad debt expense decreased $662.7 for the six fiscal months ended March 28, 1999 as compared to the six fiscal months ended March 29, 1998 due to successful collection and recovery efforts resulting in lower writeoffs and required reserves. Also, profit sharing and bonus expense decreased to $2,181.6 for the six fiscal months ended March 28, 1999 compared to $2,831.8 for the six fiscal months ended March 29, 1998. In general, the Company has continued to control growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis, implementing more stringent hiring and compensation guidelines and the use of variable compensation. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

         Income from operations increased 3.8% or $0.4 million to $10.7 million for the six fiscal months ended March 28, 1999 from $10.3 million for the six fiscal months ended March 29, 1998 due to the factors described above. Income from operations as a percentage of revenues was 4.6% for the six fiscal months ended March 28, 1999 compared to 4.7% for the six fiscal months ended March 29, 1998.

          Net income increased 6.1% or $0.4 million to $6.9 million for the six fiscal months ended March 28, 1999 from $6.5 million for the six fiscal months ended March 29, 1998 due to the factors described above. Net income was also favorably impacted by a decrease in the Company's effective tax rate. The lower rate reflects the expected tax savings from Work Opportunity Credits. As a percentage of total revenues, net income remained constant at 2.9% for both the six fiscal months ended March 28, 1999 and the six fiscal months ended March 29, 1998. All revenues and results have been internally generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $8.6 million for the six fiscal months ended March 28, 1999 and $3.5 million for the six fiscal months ended March 29, 1998. Cash provided by operating activities was primarily impacted by improved accounts receivable collection efforts, as discussed above.

         Cash used for purchases of fixed assets was $4.2 million for the six fiscal months ended March 28, 1999, and $3.8 million for the six fiscal months ended March 29, 1998. The increase in fiscal 1999 primarily resulted from expenditures associated with leasehold improvements at direct offices and the Company's new management information system. Upgrades of computers and hardwarwe to support the new system began in early calendar year 1999, while implementation of the related software is scheduled to begin in the third fiscal quarter of 1999. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings, and further investments in the Company's computer-based technologies to approximate $5.0 million.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Prior to April 1, 1999, the Company's workers' compensation risk was self-insured in California and in most other states in which the Company does business. Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company, whereby the insurance company assumed the Company's existing self-insured workers' compensation liability for claims incurred during the period July 22, 1997 through March 31, 1999. Additionally, the Company purchased a guaranteed cost insurance policy to cover workers' compensation claims for the period April 1, 1999 to March 31, 2000. The total cost to the Company for both the reinsurance contract and the guaranteed cost policy was $18.9 million. See further discussion in Note 6 to the Consolidated Financial Statements.

         The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. Interest on outstanding borrowings is payable monthly. The interest rate is the bank's reference rate minus up to 0.25%, based upon certain financial covenants or, at the Company's discretion, LIBOR plus a range of 1.0% to 1.375%, based upon financial covenants. The line of credit is unsecured and expires on February 28, 2002. The principal use of the line of credit has been to finance receivables and to provide a letter of credit required in connection with the Company's workers' compensation self-insurance program. The Company had no balance outstanding under its line of credit and $6.7 million in undrawn letters of credit as of March 28, 1999. The outstanding letters of credit will be canceled in conjunction with the reinsurance contract, as discussed above and in Note 6 to the Consolidated Financial Statements. The Company borrowed $18.8 million under this line of credit agreement in connection with the workers' compensation transactions discussed above. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these requirements.

         Additionally, RIG has a letter of credit agreement with Bank of Bermuda (New York) Limited in the amount of $80,000. The letter of credit is unsecured, expires on July 22, 1999 and was required in connection with the Company's workers' compensation self-insurance program. This letter of credit will also be canceled in conjunction with the workers' compensation reinsurance contract as discussed above.

         In connection with the Company's initial public offering (the "Offering") in July 1996, the Company terminated its S corporation status and, as a result, was required to change its overall method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one-time net charge to earnings in the fourth quarter of fiscal 1996 of approximately $7.8 million. The Internal Revenue Code allows the Company to recognize the effects of this termination in its tax returns over a four-year period. This resulted in additional quarterly installments of $750,000 in the first and second fiscal quarters of 1999 and 1998, respectively.

         The Company is contemplating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

         On October 2, 1998, the Board of Directors authorized the Company to repurchase its outstanding Class A and/or Class B Common Stock in the open market or in privately negotiated transactions at the prevailing market prices not to exceed $5,000 in the aggregate. During the six fiscal months ended March 28, 1999, the Company repurchased 202.9 Class A Common Stock shares at prices ranging from $12.56 to $15.13, for a total of $2,957.

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

         Year 2000 issues may affect the Company's internal systems, including information technology ("IT") and non-IT systems. The Company is in the process of assessing the readiness of its systems for handling the Year 2000. The Company is currently developing and implementing a process to replace all of its material IT systems with a new IT system. The Company believes that the new IT system and the computer hardware used to operate the system will be Year 2000 compliant and that partial implementation of the new IT system will be completed by the end of calendar year 1999. In conjunction with such partial implementation of the new IT system, the Company has begun to modify its existing IT systems to avoid a material impact on the Company's ability to conduct business. Accordingly, the Company believes that partial implementation of the new IT system, together with the modifications of the Company's current IT systems, will allow the Company to operate on and after Year 2000 without a material adverse effect on the Company's financial condition and results of operations.

         Based on information currently available, the Company believes that it does not have any material-specific dependencies on its non-IT systems (devices that have imbedded microprocessors). Accordingly, the Company believes that the Year 2000 poses no material risk to the Company's non-IT systems. The Company is in the process of contacting its clients and material suppliers of products and services to determine whether the suppliers' operations and the products and services they provide are Year 2000 compliant, and will evaluate their progress toward Year 2000 compliance. There can be no assurance that the Company's material suppliers, vendors or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

         The Costs to Address the Company's Year 2000 Issues

         The Company's new IT system is being implemented for strategic business reasons unrelated to Year 2000 issues and the implementation schedule was not accelerated due to Year 2000 issues. The Company is in the process of implementing a contingency plan effort to modify the Company's existing IT systems to avoid a material impact on the Company's ability to conduct business by using such IT systems on and after Year 2000. Currently, the Company estimates that the total expected costs relating to this effort will be $200,000.

         The Risks to the Company of Year 2000 Issues

         Although unclear at this time, the Company believes that its exposure to Year 2000 risks are unlikely to have a material effect on the Company's results of operations, liquidity and financial condition. The Company anticipates that partial implementation of the new IT system, which is believed to be Year 2000 compliant, together with the modification of the Company's current IT systems, will allow the Company to operate on and after Year 2000 without a material adverse effect on the Company's financial condition and results of operations. The Company believes that its most reasonably likely worst case Year 2000 scenario is that certain functions of its new IT system are not implemented on time and the Company's efforts to make Year 2000 modifications to the existing IT systems fail. Such a scenario could disrupt the Company's business and, therefore, could have a material adverse effect on the financial condition and results of operations. Additionally, if any third parties that provide goods or services that are critical to the Company's business fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's Contingency Plans

         The Company continues to modify existing IT systems, which will allow the Company to use such systems without a material adverse effect on the Company's financial condition and results of operations before, on and after Year 2000. The likely impact of Year 2000 failure on such existing IT systems would be in "from-to" reporting and date printing which the Company believes it can correct without material loss in business operation or function. The Company continues to evaluate strategies, including the use of certain available resources, in formulating its contingency plans for failure of the existing IT systems. Additionally, the Company is in the process of identifying and contacting its material vendors and clients and will formulate a system to understand such material third parties' ability to continue providing services and products after the Year 2000, including formulating contingency plans, where appropriate. However, the Company can neither predict nor assure the successful outcome of such third parties' remediation efforts.


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


                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 17, 1999, the Company held its Annual Meeting of Shareholders ("the Annual Meeting"). The Company's shareholders voted in favor of the two matters voted upon at the Annual Meeting according to the following vote tabulation:


Proposal One: Election of Directors.

                                                                                                Abstentions and Broker
                                                      For                     Withhold                 Non-Votes
                                                      ---                     --------          ----------------------
William D. Cvengros                                5,942,526                   8,410                   1,111,588
James L. Doti                                      5,942,526                   8,410                   1,111,588
Robert A. Elliott                                  5,942,526                   8,410                   1,111,588
J. Michael Hagan                                   5,942,526                   8,410                   1,111,588
Robert E. McDonough, Sr.                           5,942,326                   8,610                   1,111,588
Paul W. Mikos                                      5,942,526                   8,410                   1,111,588
John B. Zaepfel                                    5,942,526                   8,410                   1,111,588

Proposal Two: Ratification and approval of amendment to the Stock Incentive Plan increasing the number of shares authorized for issuance thereunder by 575,000 shares.

              For:                             4,625,797
              Against:                           521,972
              Votes Abstaining:                   10,563
              Broker Non-Votes:                1,904,192

                                REMEDYTEMP, INC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Set forth below is a list of the exhibits included as part of this Quarterly Report:

Number
Exhibit                                Description
-------                                -----------

  3.1      Amended and Restated Articles of Incorporation of the Company (a)

  3.2      Amended and Restated Bylaws of the Company (h)

  4.1      Specimen Stock Certificate (a)

  4.2      Shareholder Rights Agreement (a)

  10.1     Robert E. McDonough, Sr. Amended and Restated Employment Agreement
           (i)

  10.2     Paul W. Mikos Employment Agreement (i)

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

  10.11    RemedyTemp, Inc. Amended and Restated 1996 Stock Incentive Plan

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

  10.22    RemedyTemp, Inc. Deferred Compensation Plan (e)

  10.23    Greg Palmer Employment Agreement (f)

  10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (g)

  10.25    Form of Licensing Agreement for i/search2000(TM) (h)

  10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc., effective March 31, 1999.

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. Exhibit 10.21 is superseded by the new agreement, effective March 31, 1999. See Exhibit 10.26

(f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.

(g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

(h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27,1998.


(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed in the fiscal quarter ended March
1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REMEDYTEMP, INC.

May 10, 1999                        /s/  PAUL W. MIKOS
                                    Paul W. Mikos, President and Chief
                                    Executive Officer


May 10, 1999                        /s/  ALAN M. PURDY
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)

                                  EXHIBIT INDEX

NUMBER
EXHIBIT                            DESCRIPTION
-------                            -----------

  3.1      Amended and Restated Articles of Incorporation of the Company (a)

  3.2      Amended and Restated Bylaws of the Company (h)

  4.1      Specimen Stock Certificate (a)

  4.2      Shareholder Rights Agreement (a)

  10.1     Robert E. McDonough, Sr. Amended and Restated Employment Agreement
           (i)

  10.2     Paul W. Mikos Employment Agreement (i)

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

  10.11    RemedyTemp, Inc. Amended and Restated 1996 Stock Incentive Plan

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

  10.21 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (e)

  10.22    RemedyTemp, Inc. Deferred Compensation Plan (e)

  10.23    Greg Palmer Employment Agreement (f)

  10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (g)

  10.25    Form of Licensing Agreement for i/search 2000(TM) (h)

  10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc., effective March 31, 1999.

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. Exhibit 10.21 is superseded by the new agreement, effective March 31, 1999. See Exhibit 10.26.

(f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.

(g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

(h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27,1998.