Form 10-Q
period 1999-06-27
REMEDYTEMP INC
filed 1999-08-09
CIK 1013467

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

     For the Quarterly Period Ended June 27, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                          Commission file number 0-5260

                                REMEDYTEMP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                          95-2890471
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                          Identification Number)


             101 Enterprise
        Aliso Viejo, California                                  92656
----------------------------------------                      -----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (949) 425-7600

                              --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of August 9, 1999 there were 7,045,574 shares of Class A Common Stock and 1,803,539 shares of Class B Common Stock outstanding.


================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I--FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheet as of June 27, 1999 and September 27, 1998..............   3

                Consolidated Statement of Income for the three fiscal months and
                  nine fiscal months ended June 27, 1999 and June 28, 1998 ........................   4

                Consolidated Statement of Cash Flows for the nine fiscal months
                  ended June 27, 1999 and June 28, 1998............................................   5

                Notes to Consolidated Financial Statements.........................................   6

       Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
                and Results of Operations..........................................................   8

       Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................   *

PART II--OTHER INFORMATION

        Item 1.  Legal Proceedings.................................................................   *

        Item 2.  Changes In Securities and Use of Proceeds.........................................   *

        Item 3.  Defaults Upon Senior Securities...................................................   *

        Item 4.  Submission of Matters to a Vote of Security Holders...............................   *

        Item 5.  Other Information.................................................................   *

        Item 6.  Exhibits and Reports on Form 8-K..................................................  14

SIGNATURES.........................................................................................  15

---------------
* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEET
                (amounts in thousands, except per share amounts)

                                     ASSETS

                                                                       June 27,   September 27,
                                                                         1999          1998
                                                                       ---------  -------------
Current assets:
   Cash and cash equivalents.........................................  $  2,628      $    450
   Accounts receivable, net of allowance for doubtful accounts
     of $2,655 and $2,647, respectively .............................    69,256        63,660
   Prepaid expenses and other current assets (Note 4)................    11,689         3,401
   Deferred income taxes ............................................     2,486         2,235
                                                                       --------      --------

          Total current assets ......................................    86,059        69,746
Fixed assets, net of accumulated depreciation of $14,683 and
   $12,560, respectively.............................................    17,828        15,184
Other assets, net....................................................     2,462         2,567
Deferred income taxes................................................       501           501
Goodwill, net of accumulated amortization of $268 and $152,
  respectively.......................................................     1,730         1,787
                                                                       --------      --------
                                                                       $108,580      $ 89,785
                                                                       ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................................  $  2,430      $  3,033
   Accrued workers' compensation (Note 4)............................       549         5,535
   Accrued payroll, benefits and related costs.......................    11,120        13,604
   Accrued licensees' share of gross profit..........................     3,535         3,194
   Line of credit....................................................    18,750            --
   Other accrued expenses............................................       923           865
   Income taxes payable..............................................       568           809
   Capitalized lease obligation......................................       114           308
                                                                       --------      --------
          Total current liabilities..................................    37,989        27,348
                                                                       --------      --------
Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares;
    none outstanding.................................................
  Class A Common Stock, $.01 par value; authorized 50,000 shares;
     7,022 and 7,206 issued and outstanding at June 27, 1999 and
     September 27, 1998, respectively................................        70            72
  Class B Non-Voting Common Stock, $.01 par value; authorized
     4,530 shares; 1,804 issued and outstanding at June 27, 1999
     and September 27, 1998..........................................        18            18
Additional paid-in capital...........................................    32,034        34,732
Retained earnings....................................................    38,469        27,615
                                                                       --------      --------
Total shareholders' equity...........................................    70,591        62,437
                                                                       --------      --------
                                                                       $108,580      $ 89,785
                                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (amounts in thousands, except per share amounts)

                                                 Three Months Ended             Nine Months Ended
                                              -------------------------      -------------------------
                                               June 27,        June 28,       June 27,       June 28,
                                                 1999            1998           1999           1998
                                              ---------       ---------      ---------       ---------
Direct sales ...........................      $  70,415       $  68,709      $ 199,584       $ 206,619
Licensed sales .........................         57,678          43,938        161,552         125,204
Franchise royalties ....................            683             691          1,974           2,180
Initial license and franchise fees .....             39              50            124             137
                                              ---------       ---------      ---------       ---------
       Total revenues ..................        128,815         113,388        363,234         334,140
Cost of direct sales ...................         55,774          53,390        157,469         161,936
Cost of licensed sales .................         43,012          32,556        120,133          93,351
Licensees' share of gross profit .......          9,983           7,771         28,097          21,644
Selling and administrative expenses ....         12,687          13,251         37,757          39,118
Depreciation and amortization ..........            949             683          2,639           2,016
                                              ---------       ---------      ---------       ---------
       Income from operations ..........          6,410           5,737         17,139          16,075
Other income:
  Interest (expense) income, net .......           (182)            139           (172)            223
  Other, net ...........................            206             175            681             866
                                              ---------       ---------      ---------       ---------
Income before provision for income taxes          6,434           6,051         17,648          17,164
Provision for income taxes .............          2,477           2,511          6,794           7,123
                                              ---------       ---------      ---------       ---------
Net income .............................      $   3,957       $   3,540      $  10,854       $  10,041
                                              =========       =========      =========       =========

Net income per share, basic (Note 2) ...      $    0.45       $    0.39      $    1.22       $    1.12
                                              =========       =========      =========       =========
Weighted-average number of shares ......          8,825           8,984          8,871           8,954
                                              =========       =========      =========       =========

Net income per share, diluted (Note 2) .      $    0.45       $    0.38      $    1.22       $    1.08
                                              =========       =========      =========       =========
Weighted-average number of shares ......          8,838           9,412          8,923           9,297
                                              =========       =========      =========       =========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)


                                                               Nine Months Ended
                                                            -----------------------
                                                            June 27,       June 28,
                                                              1999           1998
                                                            --------       --------
Cash flows provided by (used in) operating activities:
   Net income ........................................      $ 10,854       $ 10,041
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization .................         2,639          2,016
       Provision for losses on accounts receivable ...           416          1,004
       Deferred taxes ................................          (251)        (2,250)
       Changes in assets and liabilities:
         Accounts receivable .........................        (6,012)        (1,539)
         Prepaid expenses and other current assets ...           104           (457)
         Prepaid workers' compensation ...............        (8,392)            --
         Other assets ................................           105             24
         Accounts payable ............................          (603)        (1,539)
         Accrued workers' compensation ...............        (4,986)         2,210
         Accrued payroll, benefits and related costs .        (2,484)           125
         Accrued licensees' share of gross profit ....           341            606
         Other accrued expenses ......................            58            (64)
         Income taxes payable ........................          (241)        (1,783)
                                                            --------       --------
   Net cash (used in) provided by operating activities        (8,452)         8,394
                                                            --------       --------
Cash flows used in investing activities:
   Purchase of fixed assets ..........................        (5,167)        (7,454)
   Purchase of franchises, net of assets acquired ....           (59)        (1,014)
                                                            --------       --------
   Net cash used in investing activities .............        (5,226)        (8,468)
                                                            --------       --------
Cash flows provided by financing activities:
   Borrowings under line of credit agreement .........        23,750          1,000
   Repayments under line of credit agreement .........        (5,000)        (1,000)
   Repayments under capital lease obligation .........          (194)          (306)
   Proceeds from stock option activity ...............            23            646
   Purchase of Company Common Stock ..................        (2,957)            --
   Proceeds from Employee Stock Purchase Plan activity           234            313
                                                            --------       --------
   Net cash provided by financing activities .........        15,856            653
                                                            --------       --------
 Net increase in cash and cash equivalents ...........         2,178            579
 Cash and cash equivalents at beginning of period ....           450          5,128
                                                            --------       --------
 Cash and cash equivalents at end of period ..........      $  2,628       $  5,707
                                                            ========       ========
Other cash flow information:
   Cash paid during the period for interest ..........      $    272       $     68
   Cash paid during the period for income taxes ......      $  7,286       $ 11,161

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

         The accompanying consolidated balance sheet at June 27, 1999, and the consolidated statements of income and of cash flows for the nine fiscal months ended June 27, 1999 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1998.

2. Earnings Per Share Disclosure

Earnings per share is calculated as follows:

                                                            Three Fiscal Months Ended
                               -----------------------------------------------------------------------------------------
                                             June 27, 1999                                June 28, 1998
                               ----------------------------------------------  ----------------------------------------
                                 Income          Shares          Per-Share     Income          Shares         Per-Share
                               (Numerator)    (Denominator)       Amounts    (Numerator)    (Denominator)      Amounts
                               -----------    -------------      ---------   -----------    -------------     ---------

BASIC EPS
Income available to common
shareholders..................    $3,957           8,825           $  0.45       $3,540          8,984          $ 0.39
                                                                    ======                                      ======
EFFECT OF DILUTIVE SECURITIES
Stock options.................    $   --              13                         $   --            428
                                  ------           -----                         ------          -----
DILUTED EPS
Income available to common
shareholders plus assumed
conversions...................    $3,957           8,838           $  0.45       $3,540          9,412          $ 0.38
                                  ======           =====           =======       ======          =====          ======

                                                                Nine Fiscal Months Ended
                               ----------------------------------------------------------------------------------------
                                                June 27, 1999                                June 28, 1998
                                ----------------------------------------------  ---------------------------------------
                                  Income          Shares          Per-Share     Income          Shares        Per-Share
                               (Numerator)    (Denominator)        Amounts    (Numerator)    (Denominator)     Amounts
                               -----------    -------------       ---------   -----------    -------------    ---------
BASIC EPS
Income available to common
shareholders..................    $10,854          8,871           $  1.22       $10,041         8,954           $1.12
                                                                   =======                                       =====
EFFECT OF DILUTIVE SECURITIES
Stock options.................    $    --             52                         $    --           343
                                  -------          -----                         -------         -----
DILUTED EPS
Income available to common
shareholders plus assumed
conversions...................    $10,854          8,923           $  1.22       $10,041         9,297           $1.08
                                  =======          =====           =======       =======         =====           =====

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

4. Workers' Compensation Reinsurance

         Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. This program has a fixed cost for payroll up to $295,000 and for payroll exceeding $295,000, the premium is at a lesser rate than the base rate. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium, a total of $18,873, to Reliance on April 16, 1999. If the ultimate aggregate losses exceed current projections, the reinsurance contract includes a provision for additional payments up to $700.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of the Company. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation Year 2000 issues, changes in general or local economic conditions, the availability of sufficient personnel, the Company's ability to attract and retain clients and franchisees/licensees and other factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended June 27, 1999 Compared to the Three Fiscal Months Ended June 28, 1998

         Total revenues increased 13.6% or $15.4 million to $128.8 million for the three fiscal months ended June 27, 1999 from $113.4 million for the three fiscal months ended June 28, 1998. Direct revenues increased 2.5% to $70.4 million from $68.7 million, while licensed revenues increased 31.3% to $57.7 million from $43.9 million for the three fiscal months ended June 27, 1999 and June 28, 1998, respectively. During the fiscal year ended September 27, 1998, the Company elected not to renew a contract in which the client requested a substantially reduced gross margin. As of December 1998, the Company discontinued providing service to this high volume, low gross margin client, which had primarily been serviced by the Company's direct offices. Excluding this client, revenues at the direct offices increased 15.3% and total Company revenue increased 21.8% for the three fiscal months ended June 27, 1999 compared to the same period in the previous year. The expansion of business at existing licensed offices as well as the opening of 12 new licensed offices since the prior period account for the increase in licensed revenue. The Company's management expects licensed revenue to continue to out-pace direct revenue growth in the foreseeable future, due to projected office openings and the average age of franchise offices being less than that of direct offices. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

         Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 14.9% or $12.8 million to $98.8 million for the three fiscal months ended June 27, 1999 from $85.9 million for the three fiscal months ended June 28, 1998. Such increase was primarily due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.7% for the three fiscal months ended June 27, 1999 compared to 75.8% for the three fiscal months ended June 28, 1998. The increase is due in part to a shift in the mix of business to an increased percentage of Light Industrial and Technical business, which tends to have lower gross margins and an increase in workers' compensation rates. See further discussion of workers' compensation in the Liquidity section. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

         Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation's sales. Licensees' share of gross profit increased 28.5% or $2.2 million to $10.0 million for the three fiscal months ended June 27, 1999 from $7.8 million for the three fiscal months ended June 28, 1998 due to increased billings at existing licensed offices and to the opening of 12 new offices. Licensees' share of gross profit as a percentage of total revenues increased to 7.7% for the three fiscal months ended June 27, 1999 from 6.9% for the three fiscal months ended June 28, 1998 due to increased licensed revenue as a percentage of total revenue, as discussed above. Licensees' share of gross profit as a percentage of licensed gross profit remained relatively constant.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Selling, general and administrative expenses, including depreciation and amortization, decreased 2.1% or $0.3 million to $13.6 million for the three fiscal months ended June 27, 1999 from $13.9 million for the three fiscal months ended June 28, 1998. Selling, general and administrative expenses as a percentage of total revenues decreased to 10.6% for the three fiscal months ended June 27, 1999 from 12.3% for the three fiscal months ended June 28, 1998. This reduction was due in part to a decrease in profit sharing and bonus expense to $709.8 for the three fiscal months ended June 27, 1999 compared to $1,514.7 for the three fiscal months ended June 28, 1998. In general, the Company has continued to control growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis, implementing more stringent hiring and compensation guidelines and variable compensation. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

         Income from operations increased 11.7% or $0.7 million to $6.4 million for the three fiscal months ended June 27, 1999 from $5.7 million for the three fiscal months ended June 28, 1998 due to the factors described above. Income from operations as a percentage of revenues was 5.0% for the three fiscal months ended June 27, 1999 compared to 5.1% for the three fiscal months ended June 28, 1998.

         Net income increased 11.8% or $0.4 million to $4.0 million for the three fiscal months ended June 27, 1999 from $3.5 million for the three fiscal months ended June 28, 1998 due to the factors described above. Net income was also favorably affected by a decrease in the Company's effective tax rate. The lower rate reflects the expected tax savings from Work Opportunity Credits. As a percentage of total revenues, net income remained constant at 3.1% for the three fiscal months ended June 27, 1999 and the three fiscal months ended June 28, 1998. All revenues and results have been internally generated by the Company.

For the Nine Fiscal Months Ended June 27, 1999 Compared to the Nine Fiscal Months Ended June 28, 1998

         Total revenues increased 8.7% or $29.1 million to $363.2 million for the nine fiscal months ended June 27, 1999 from $334.1 million for the nine fiscal months ended June 28, 1998. Direct revenues decreased 3.4% to $199.6 million from $206.6 million, while licensed revenues increased 29.0% to $161.6 million from $125.2 million for the nine fiscal months ended June 27, 1999 and June 28, 1998, respectively. As of December 1998, the Company discontinued providing service to a high volume, low gross margin client for various reasons, including the Company's strategic emphasis on maintaining acceptable gross margin levels on all client accounts. Excluding this client, revenues at the direct offices increased 11.9% and total Company revenue increased 18.7% for the nine fiscal months ended June 27, 1999 compared to the same period in the previous year. The increase in licensed revenue is due to the expansion of business at existing licensed offices as well as the opening of 12 new licensed offices since the prior period. The Company's management expects licensed revenue to continue to out-pace direct revenue growth in the foreseeable future, due to projected office openings and the average age of franchise offices being less than that of direct offices. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

         Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 8.7% or $22.3 million to $277.6 million for the nine fiscal months ended June 27, 1999 from $255.3 million for the nine fiscal months ended June 28, 1998, due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.4% for the nine fiscal months ended June 27, 1999 and the nine fiscal months ended June 28, 1998. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

         Licensees' share of gross profit increased 29.8% or $6.5 million to $28.1 million for the nine fiscal months ended June 27, 1999 from $21.6 million for the nine fiscal months ended June 28, 1998 due to increased billings at existing licensed offices and to the opening of 12 new offices. Licensees' share of gross profit as a percentage of total revenues increased to 7.7% for the nine fiscal months ended June 27, 1999 from 6.5% for the nine fiscal months ended June 28, 1998 due to increased licensed revenue as a percentage of total revenue, as discussed above. Licensees' share of gross profit as a percentage of licensed gross profit remained relatively constant.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Selling, general and administrative expenses, including depreciation and amortization, decreased 1.8% or $0.7 million to $40.4 million for the nine fiscal months ended June 27, 1999 from $41.1 million for the nine fiscal months ended June 28, 1998. Selling, general and administrative expenses as a percentage of total revenues decreased to 11.1% for the nine fiscal months ended June 27, 1999 from 12.3% for the nine fiscal months ended June 28, 1998. Bad debt expense decreased $588.0 for the nine fiscal months ended June 27, 1999 as compared to the nine fiscal months ended June 28, 1998 due to successful collection and recovery efforts resulting in lower writeoffs and required reserves. Also, profit sharing and bonus expense decreased to $2,891.4 for the nine fiscal months ended June 27, 1999 compared to $4,346.5 for the nine fiscal months ended June 28, 1998. In general, the Company has continued to control growth in selling, general and administrative expenses by tightening cost controls through budgetary analysis, implementing more stringent hiring and compensation guidelines and the use of variable compensation. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

         Income from operations increased 6.6% or $1.1 million to $17.1 million for the nine fiscal months ended June 27, 1999 from $16.1 million for the nine fiscal months ended June 28, 1998 due to the factors described above. Income from operations as a percentage of revenues was 4.7% for the nine fiscal months ended June 27, 1999 compared to 4.8% for the nine fiscal months ended June 28, 1998.

         Net income increased 8.1% or $0.8 million to $10.9 million for the nine fiscal months ended June 27, 1999 from $10.0 million for the nine fiscal months ended June 28, 1998 due to the factors described above. Net income was also favorably impacted by a decrease in the Company's effective tax rate. The lower rate reflects the expected tax savings from Work Opportunity Credits. As a percentage of total revenues, net income remained constant at 3.0% for both the nine fiscal months ended June 27, 1999 and the nine fiscal months ended June 28, 1998. All revenues and results have been internally generated by the Company.

Liquidity and Capital Resources

         Cash used in operating activities was $8.5 million for the nine fiscal months ended June 27, 1999 compared with cash provided by operating activities of $8.4 million for the nine fiscal months ended June 28, 1998. Cash was impacted primarily by transactions related to the workers' compensation policy in fiscal 1999, as discussed below.

         Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. This program has a fixed cost for payroll up to $295.0 million and for payroll exceeding $295.0 million, the premium is at a lesser rate than the base rate. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium, a total of $18.9 million, to Reliance on April 16, 1999. If the ultimate aggregate losses exceed current projections, the reinsurance contract includes a provision for additional payments up to $700,000.

         The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. Interest on outstanding borrowings is payable monthly. The interest rate is the bank's reference rate minus up to 0.25%, based upon certain financial covenants or, at the Company's discretion, LIBOR plus a range of 1.0% to 1.375%, based upon financial covenants. The line of credit is unsecured and expires on February 28, 2002. The Company had $18.8 million outstanding under its line of credit and $40,000 in undrawn letters of credit as of June 27, 1999. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these requirements.

         Cash used for purchases of fixed assets was $5.2 million for the nine fiscal months ended June 27, 1999, and $7.5 million for the nine fiscal months ended June 28, 1998. The expenditures in fiscal 1999 primarily were associated with leasehold improvements at direct offices and the Company's new management information system. Upgrades of computers and hardware to support the new system began in early calendar year 1999, and implementation of the related software began in the third fiscal quarter of 1999. During the next twelve months, the Company anticipates capital

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expenditures associated with direct office openings and further investments in the Company's computer-based technologies to approximate $5.0 million.

         In connection with the Company's initial public offering (the "Offering") in July 1996, the Company terminated its S corporation status and, as a result, was required to change its overall method of accounting for tax reporting purposes from the cash method to the accrual method, resulting in a one-time net charge to earnings in the fourth quarter of fiscal 1996 of approximately $7.8 million. The Internal Revenue Code allows the Company to recognize the effects of this termination in its tax returns over a four-year period. This resulted in additional quarterly installments of $750,000 in the each of the three fiscal quarters of 1999 and 1998, respectively.

         On October 2, 1998, the Board of Directors authorized the Company to repurchase its outstanding Class A and/or Class B Common Stock in the open market or in privately negotiated transactions at the prevailing market prices not to exceed $5,000 in the aggregate. During the nine fiscal months ended June 27, 1999, the Company repurchased 202.9 Class A Common Stock shares at prices ranging from $12.56 to $15.13, for a total of $2,957.

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

         Based on information currently available, the Company believes that it does not have any material-specific dependencies on its non-IT systems (devices that have imbedded microprocessors). Accordingly, the Company believes that the Year 2000 poses no material risk to the Company's non-IT systems. The Company is in the process of contacting its clients and material suppliers of products and services to determine whether the suppliers' operations and the products and services they provide are Year 2000 compliant and will evaluate their progress toward Year 2000 compliance. There can be no assurance that the Company's material suppliers, vendors or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

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

        The Company's Contingency Plans

        The Company continues to modify existing IT systems, which will allow the Company to use such systems without a material adverse effect on the Company's financial condition and results of operations before, on and after Year 2000. The likely impact of Year 2000 failure on such existing IT systems would be in "from-to" reporting and date printing which the Company believes it can correct without material loss in business operation or function. The Company continues to evaluate strategies, including the use of certain available resources, in formulating its contingency plans for failure of the existing IT systems. Additionally, the Company is in the process of identifying and contacting its franchisees, licensees, and the Company's material vendors and clients and has formulated a system to understand such material third parties' ability to continue providing services and products after the Year 2000, including formulating contingency plans, where appropriate. However, the Company can neither predict nor assure the successful outcome of such third parties' remediation efforts.

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

 10.6     Alan M. Purdy Change in Control Severance Agreement

 10.7     Deferred Compensation Agreement for Alan M. Purdy (a)

 10.8     Letter regarding potential severance of Jeffrey A. Elias (a)

 10.9     Form of Indemnification Agreement (a)

 10.11    RemedyTemp, Inc. Amended and Restated 1996 Stock Incentive Plan(j)

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

 10.21 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (e)

 10.22    RemedyTemp, Inc. Deferred Compensation Plan (e)

 10.23    Greg Palmer Employment Agreement (f)

 10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (g)

 10.25    Form of Licensing Agreement for i/search2000TM (h)

 10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (j)

 27.1     Financial Data Schedule

--------------------

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. This agreement was terminated March 31, 1999

(f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.

(g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

(h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27,1998.

(j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28,1999.

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


                                           REMEDYTEMP, INC.

August 9, 1999                             /s/  PAUL W. MIKOS
                                           -------------------------------------
                                                Paul W. Mikos, President and
                                                Chief Executive Officer


August 9, 1999                             /s/ ALAN M. PURDY
                                           -------------------------------------
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

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

 10.6     Alan M. Purdy Change in Control Severance Agreement

 10.7     Deferred Compensation Agreement for Alan M. Purdy (a)

 10.8     Letter regarding potential severance of Jeffrey A. Elias (a)

 10.9     Form of Indemnification Agreement (a)

 10.11    RemedyTemp, Inc. Amended and Restated 1996 Stock Incentive Plan(j)

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

 10.21 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (e)

 10.22    RemedyTemp, Inc. Deferred Compensation Plan (e)

 10.23    Greg Palmer Employment Agreement (f)

 10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (g)

 10.25    Form of Licensing Agreement for i/search2000TM (h)

 10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (j)

 27.1     Financial Data Schedule

--------------------

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. This agreement was terminated March 31, 1999

(f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.

(g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

(h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27,1998.

(j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28,1999.