Form 10-K405
period 1999-10-03
REMEDYTEMP INC
filed 1999-12-28
CIK 1013467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended October 3, 1999

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                          Commission file number 0-5260

                                REMEDYTEMP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         California                                            95-2890471
-------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S.  Employer
 Incorporation or Organization)                           Identification Number)

                                 101 Enterprise
                          Aliso Viejo, California 92656
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 15, 1999 on the Nasdaq National Market was $88,114,680. The aggregate market value of the Class B Common Stock (which converts to Class A upon certain transactions) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 15, 1999 on the Nasdaq National Market was $5,640,018.

         The number of shares of Class A Common Stock outstanding as of December 15, 1999 was 7,058,196 and the number of shares of Class B Common Stock outstanding as of December 15, 1999 was 1,803,539.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part I and Part II of this report incorporate information by reference from the Company's Annual Report to Shareholders for the fiscal year ended October 3, 1999. The Company's Annual Report to Shareholders will be mailed to the Securities and Exchange Commission and the Company's shareholders in connection with the Company's Annual Meeting of Shareholders scheduled to be held on February 29, 2000 (the "Annual Meeting"). The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year end October 3, 1999. Portions of the Company's Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement and Annual Report shall not be deemed to be part of this report.

                                REMEDYTEMP, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE NO.
                                                                           --------

Item 1    Business                                                             3
Item 2    Properties                                                           9
Item 3    Legal Proceedings                                                    9
Item 4    Submission of Matters to a Vote of Security Holders                 10

Executive Officers of the Registrant                                          10

                                     PART II

Item 5    Market for Registrant's Common Equity and Related Shareholder
            Matters                                                           11
Item 6    Selected Financial Data                                             11
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11
Item 7A   Quantitative and Qualitative Disclosures About Market Risk           *
Item 8    Financial Statements and Supplementary Data                         11
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               11

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                  12
Item 11   Executive Compensation                                              12
Item 12   Security Ownership of Certain Beneficial Owners and Management      12
Item 13   Certain Relationships and Related Transactions                      12

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K     13

Signatures                                                                    15

--------------
* No information provided due to inapplicability of item.

                                     PART I

ITEM 1. BUSINESS

         In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of Remedy Temp Inc., including its wholly-owned subsidiaries (collectively the "Company"). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation, Year 2000 issues, changes in general or local economic conditions, the availability of sufficient personnel, increased costs of personnel and the potential negative impact on margins, the Company's ability to attract and retain clients and franchisees/licensees and other factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

GENERAL

         RemedyTemp, Inc., founded in 1965 and incorporated in California in 1974, is a rapidly growing national provider of clerical and light industrial temporary staffing services to industrial, service and e-commerce companies, professional organizations and governmental agencies. The Company provides its services in 40 states and Puerto Rico through a network of 251 offices, of which 101 are Company-owned and 150 are independently-managed. During the twelve months ended October 3, 1999, the Company placed approximately 162,000 temporary workers, known as "associates," and provided over 45.3 million hours of staffing services to approximately 17,000 clients. From the beginning of fiscal 1995 through the end of fiscal 1999, the Company added 132 offices and increased revenues and income before taxes at compound annual growth rates of 27.4% and 45.4% respectively, to $513.5 million and $24.7 million, respectively.

         The consolidated financial statements include the accounts of the Company, including its wholly-owned subsidiaries.

         The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation's temporary workforce. Beginning in November 1998, the Company began also to service the information technology sector. The clerical, light industrial and information technology sectors comprise approximately 79.7% of the nation's temporary staffing industry revenues, according to the Staffing Industry Analysts, Inc. ("SIA"), an independent staffing industry publication. Additionally, the Company intends to continue to increase its efforts in the call center and logistics areas of its clerical and light industrial sectors, respectively. During fiscal 1999, the Company built upon its strengths in these areas to meet the staffing needs of its e-commerce clients. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company's expertise in providing associates who possess the skills and attitudinal characteristics necessary to "fit" into clients' organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

         Over the past five years, the Company has invested significant human and financial resources in the development of proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company's primary proprietary technologies are maintained and offered in the following four interactive systems: Market Analysis Profiling Sourcing ("MAPS(SM)"), a demographic system that assists branch personnel in finding associates to meet certain criteria; Human Performance Technology ("HPT(R)"), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company's associates; IntelliSearch(R), a computer database used to classify, search and match the Company's associates to job openings using parameters based upon client needs, and Employee Data Gathering and Evaluation ("EDGE(R)"), a proprietary computer system installed at client locations to coordinate scheduling and track job performance of the client's entire temporary workforce. EDGE(R) also has the capability to customize invoices and utilization reports. The Company is currently in the process of implementing its new information technology system, i/search 2000(TM), which is intended to replace Intellisearch(R). The Company believes that i/search 2000(TM) will enable its Company-owned and independently-managed offices to streamline operational efficiencies and enhance client service levels. Implementation of i/search 2000(TM) is scheduled to be completed by June 2000. Management believes that the Company's proprietary technologies give the Company advantages over competing temporary staffing companies that do not provide similar value-added services.

THE STAFFING INDUSTRY

         Revenues for the United States temporary staffing services industry were projected by SIA to have exceeded $62.0 billion in 1998. This represents an increase of approximately 13.8% over 1997 and, since 1994, industry revenues have increased at a compound annual rate of approximately 14.8%. Economic and social factors have increased the portion of the non-farm U.S. workforce working on a temporary basis from 1.7% in 1994 to 2.2% in 1998, according to the National Association of Temporary and Staffing Services ("NATSS"), an independent trade organization for the staffing industry. NATSS estimates that there are now approximately 2.7 million workers employed nationwide by temporary staffing service providers.

         The staffing services industry was once used predominately as a short-term solution for greater workforce needs during peak production periods and to replace workers who were abruptly terminated or who were absent due to illness or vacation. Since the late 1980s, the use of temporary services has evolved into a permanent and significant component of the staffing plans of many employers. Corporate restructuring, government regulations, advances in technology, and the desire by many business entities to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, the high cost of recruitment and the risk of employment litigation have led to increasing use of temporary staffing as a means of evaluating the qualifications of personnel before hiring them on a full-time basis, as well as accomplishing reductions in workforce without the risk of wrongful termination liability.

         The clerical, light industrial and information technology sectors represent the largest three sectors of the temporary staffing industry. A staffing industry report by SIA, based on 1998 revenues, reported that the office and clerical sector accounted for $17.1 billion or approximately 27.6% of the temporary staffing industry revenues, while the light industrial sector accounted for $14.1 billion or approximately 22.7% of industry revenues, and the information technology sector accounted for $18.2 billion or approximately 29.4% of industry revenues. According to SIA, from 1994 through 1998, industry revenues for the office and clerical sector increased by approximately $5.4 billion, representing a compound annual growth rate of approximately 10.0% and industry revenues for the light industrial sector increased by approximately $3.9 billion, representing a compound annual growth rate of approximately 8.4%. Industry revenues for the information technology sector increased by approximately $11.1 billion, representing a compound annual growth rate of approximately 26.5%. In the aggregate, these three sectors constituted approximately 77.6% of the $26.3 billion increase in industry revenues during the period.

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

         Within the clerical services sector, the Company's Caller Access division addresses the needs of clients for call center agents. Caller Access services include customer service, help desk/product support, order takers, market surveyors, collection agents and telesales.

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

         In August 1998, the Company created the Remedy Logistics Group to provide solutions for clients' logistics staffing needs. Logistics is the management of inventory, and includes warehousing, transportation, distribution and supply of goods. Remedy Logistics Group supplies temporary associates in the following categories: inventory takers, forklift operators, shipping clerks, material processors, warehouse workers, boxers, mail clerks, expeditors and inventory control clerks.

         The Company has utilized its experience gained from the Caller Access and Logistices divisions to offer an integrated e-commerce solution to businesses and intends to continue to develop such business niches. The Company supplies customer service representatives, help desk specialists, email response agents, distribution and fulfillment workers.

         Information Technology Services. In November 1998, the Company's newest division, RemX Technology Group(SM), began providing information technology temporary staffing and consulting services. RemX Technology Group(SM) supplies contract staffing and consulting professionals in key technology categories including hardware and software engineering, database design development, Internet/Intranet site development, networking, software quality assurance, and technical support.

Office Organization.

         The Company provides its services through a network of 251 office locations, 101 of which are owned and operated by the Company and 150 of which are operated as franchised or licensed offices. The table below sets forth the geographic distribution of the Company-owned and independently-managed offices as of October 3, 1999.

                               COMPANY-OWNED      LICENSED AND            TOTAL
                                  OFFICES      FRANCHISED OFFICES        OFFICES
                               -------------   ------------------        -------

California.................         82                 2                    84
Western Region(1)..........          6                21                    27
Midwestern Region(2).......          6                35                    41
Southeastern Region(3).....          6                71                    77
Northeastern Region(4).....          1                20                    21
Puerto Rico................          0                 1                     1
                                   ---               ---                   ---
Total......................        101               150                   251
                                   ===               ===                   ===

------------
(1) Includes Arizona, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oregon, Utah and Washington.

(2) Includes Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

(3) Includes Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

(4) Includes Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York and Pennsylvania.

Company-Owned Offices.

         The Company-owned offices are concentrated in California, with locations in 11 other states. These offices are organized into five regions, each managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Each Company-owned office has an office manager who is accountable for the day-to-day operations and profitability of that office.

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

         Company-owned offices had average sales per office of approximately $2.8 million for fiscal 1999. The Company often pursues a "fill-in" strategy to expand its market penetration by transferring clients on the periphery of an existing office's territory to a newly-opened office, which can then use those established accounts as a base for further expansion. The density of Company-owned offices in certain areas also enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical and light industrial offices, allowing each to specialize and further penetrate its market.

Independently-Managed Offices.

         Independently-managed offices, structured in either franchise or license format, have been an important element of the Company's growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with highly qualified franchisees and licensees, without significant capital expenditures. Most of the Company's offices outside California are independently-managed. Independent office agreements have ten year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements were originally entered into. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards.

         Franchises. The Company employed a traditional franchise model from 1987 until 1990. As of October 3, 1999, 20 of the Company's 150 independently-managed offices were franchises. Franchisees pay all lease and working capital costs, fund payroll and collect clients' accounts. Franchisees pay the Company an initial franchise fee and royalties equal to approximately 7% of gross billings. Royalty fees are reduced when the franchisee serves a national client, since they typically have lower margins. Franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use the Company's service marks, trademarks and business model, proprietary computer programs and operational support.

         Licenses. Since 1990, the Company has recruited new independent office managers as licensees. The Company switched from franchise to license format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. As of October 3, 1999, 130 of the Company's 150 independently-managed office locations were licensed offices. The license format differs from the franchise format in that the Company acts as the employer of all temporary personnel affiliated with the office. The Company funds payroll, collects clients' accounts, and remits to the licensee 60%-70% of the office's gross profit, based on the level of hours billed during the contract year. To reflect the increased value-added services and proprietary technologies provided by the Company, beginning in April 1999 and only for new licensees, the Company remits to such licensees 60%-65% of the office's gross profit, based on the level of hours billed during the contract year.

CLIENTS

         During the twelve months ended October 3, 1999, the Company served approximately 17,000 clients nationwide. The Company's ten highest volume clients in fiscal 1999 accounted for approximately 13.6% of the Company's system-wide gross billings. No single client accounted for more than 2.9% of the Company's system-wide gross billings for fiscal 1999.

COMPETITION

         The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco Employment Services, Interim Services, Inc., Kelly Services, Inc., Manpower Inc. and Robert Half International, Inc. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company's offices in their limited areas. In the information technology sector, the Company believes that its competitors include Alternative Resources, Hall Kinion, Metamor Worldwide and Modis Professional Services.

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

         The Company expects ongoing vigorous competition and pricing pressure from both national, regional and local providers, and there is no assurance that the Company will be able to maintain or increase its market share or profitability.

WORKERS' COMPENSATION

         From July 22, 1997 through March 31, 1999, the Company utilized an insured workers' compensation program for Company-owned and licensed offices, administered through its wholly-owned subsidiary, Remedy Insurance Group, LTD. ("RIG"). Under this program the Company paid a deductible of up to $250,000 per individual claim and purchased excess liability coverage for individual claims greater than $250,000 and aggregate claims greater than $7.5 million for the twelve months ended July 1998, and $7.0 million for the nine months ended March, 1999.

         Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. This program has a fixed cost for payroll up to $295.0 million (the "Base Rate") and for payroll exceeding $295.0 million, the premium is at a lesser rate than the Base Rate. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium, a total of $18.9 million, to Reliance on April 16, 1999. The reinsurance contract includes a provision for additional payments up to $700,000 in the event that ultimate losses exceed the projected losses as of April 1, 1999. At fiscal year end, the Company provided for the additional $700,000 due to current projected ultimate claims. See "Notes to Consolidated Financial Statements-Note 1."

EMPLOYEES

         As of October 3, 1999, the Company employed a staff of approximately 500 individuals (excluding temporary associates). During fiscal 1999, approximately 163,000 temporary associates were placed by the Company through Company-owned and independently-managed offices. Approximately 75,000 of the temporary associates were employed by Company-owned offices and approximately 88,000 were employed through licensed offices. Approximately 12,000 of the temporary associates were placed by franchised offices, and are not employed by the Company but are legal employees of the franchised offices. At any given time during 1999, only a portion of these employees were assigned to temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.

GOVERNMENTAL REGULATION

         The Company's marketing and sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in 19 states. Additionally, 15 of the 40 states in which the Company provides its services require franchisers to file a registration application, provide notice or qualify for an exemption. The Company has filed the appropriate registration application or provided notice in seven of these states and has obtained an exemption from such registration requirements in the remaining eight states. The Company files and distributes to prospective franchisees and licensees Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company's ongoing relationships with its franchisees and licensees are regulated by applicable federal and state franchise laws.

PROPRIETARY RIGHTS AND SYSTEMS

         The Company has developed, either internally or through hired consultants, its MAPS(SM), HPT(R), EDGE(R), IntelliSearch(R), and i/search 2000(TM) computer systems. These proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.

         The Company has registered the following trademarks and service marks with the U.S. Patent & Trademark Office: REMEDY(R), REMEDY TEMPORARY SERVICES(R), REMEDYTEMP(R), CALLER ACCESS(R), INTELLISEARCH(R), INTELLIGENT STAFFING(R), HIRE INTELLIGENCE(R), EDGE(R), VSM(R), HPT(R), and THE INTELLIGENT TEMPORARY(R). In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register the following trademarks and service marks: MAPS(SM), i/search 2000(TM), REMX TECHNOLOGY GROUP(SM), REMX(SM), STARS(SM), NON-STOP(SM), and WE WON'T SEND YOU A DUMMY(SM). In general, these marks are used by the Company and its licensees and franchisees, except that REMX TECHNOLOGY GROUP(SM) and REMX(SM) are used exclusively by the Company.

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

RISK FACTORS

         Among the risks affecting the Company are the following:

         Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, companies may reduce their use of temporary employees before undertaking layoffs of their full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company's business. Because the Company currently derives more than half of its system-wide billings from the California market (approximately 46.5% in fiscal 1999), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

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

         Ability to Continue Company Growth. The Company has grown rapidly in recent years by opening new offices and increasing the volume of services provided through existing offices. There can be no assurance that the Company will continue to be able to maintain or expand its market presence in its current locations, successfully enter other markets or successfully enter and compete in new industry sectors. The ability of the Company to continue its growth will depend on a number of factors including existing and emerging competition, the availability of working capital to support such growth, and the Company's ability to: maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, find and retain clients and manage costs. Other factors that may impact the Company's future growth or profitability include the availability of sufficient personnel, increased costs of personnel (due to various factors including workers' compensation insurance costs or increased wage rates) and the potential negative impact on margins.

         Franchising and Licensing Risks. The Company derives a substantial amount of its billings (approximately 49.7% in fiscal 1999) from franchised and licensed operations. The ownership of the Company's franchised and licensed offices is concentrated, with the ten largest franchisees and licensees together accounting for approximately 23.1% of the Company's system-wide billings in fiscal 1999. The loss of one or more of these relationships, or other franchisees or licensees who may in the future account for a significant portion of the Company's revenues, could have a material adverse effect on the Company's results of operations.

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

         Year 2000 issues may affect the Company's internal systems, including information technology ("IT") and non-IT systems. The Company assessed the readiness of its systems for handling the Year 2000 and developed a process to replace all of its material IT systems with a new IT system. The Company believes that the new IT system and the computer hardware used to operate the system will be Year 2000 compliant and that partial implementation of the new IT system will be completed by the end of calendar year 1999. In conjunction with such partial implementation of the new IT system, the Company has begun to modify its existing IT systems to avoid a material impact on the Company's ability to conduct business. Accordingly, the Company believes that partial implementation of the new IT system, together with the modifications of the Company's current IT systems, will allow the Company to operate on and after Year 2000 without a material adverse effect on the Company's financial condition and results of operations.

         Based on information currently available, the Company believes that it does not have any material-specific dependencies on its non-IT systems (devices that have imbedded microprocessors). Accordingly, the Company believes that the Year 2000 poses no material risk to the Company's non-IT systems. The Company contacted its material clients and vendors to determine whether such clients' and vendors' operations and the products and services they provide are Year 2000 compliant and has evaluated their progress toward Year 2000 compliance. There can be no assurance that the Company's material clients, vendors or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

The Costs to Address the Company's Year 2000 Issues

         The Company's new IT system is being implemented for strategic business reasons unrelated to Year 2000 issues and the implementation schedule was not accelerated due to Year 2000 issues. The Company is in the process of modifying the Company's existing IT systems to avoid a material impact on the Company's ability to conduct business by using such IT systems on and after Year 2000. Currently, the Company estimates that the total expected costs relating to this effort will be $200,000.

The Risks to the Company of Year 2000 Issues

         Although unclear at this time, exposure to Year 2000 risks are unlikely to have a material effect on the Company's results of operations, liquidity and financial condition. The Company anticipates that partial implementation of the new IT system, which is believed to be Year 2000 compliant, together with the modification of the Company's current IT systems, will enable the Company to operate on and after Year 2000 without a material adverse effect on the Company's financial condition and results of operations. The Company believes that its most reasonably likely worst case Year 2000 scenario is that certain functions of its new IT system are not implemented on time and the Company's efforts to make Year 2000 modifications to the existing IT systems fail. Such a scenario could disrupt the Company's business and, therefore, could have a material adverse effect on the financial condition and results of operations. Additionally, if any third parties that provide goods or services that are critical to the Company's business fail to appropriately address their Year 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations.

The Company's Contingency Plans

         The Company continues to modify existing IT systems, which will enable the Company to use such systems without a material adverse effect on the Company's financial condition and results of operations before, on and after Year 2000. The likely impact of Year 2000 failure on such existing IT systems would be in "from-to" reporting and date printing which the Company believes it can correct without material loss in business operation or function. The Company has developed a strategy, including using certain available resources and hiring additional personnel, in formulating its contingency plans for failure of the existing IT systems. Additionally, the Company has identified and contacted its franchisees, licensees, and material vendors and clients and has formulated a system to understand such material third parties' ability to continue providing services and products after the Year 2000, including formulating contingency plans, where appropriate. However, the Company can neither predict nor assure the successful outcome of such third parties' remediation efforts.

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

         As of October 3, 1999, the Company leased the space occupied by all of its 101 Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees and licensees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the Company's fourth quarter of the fiscal year ended October 3, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officer employees of the Company and their respective ages as of October 3, 1999, are set forth below.


          NAME                AGE         POSITION(S) HELD
          ----                ---         ----------------
Robert E. McDonough, Sr.      77     Chairman of the Board of Directors
Paul W. Mikos                 54     Chief Executive Officer, President and Director
Greg Palmer                   43     Executive Vice President and Chief Operations Officer
Alan M. Purdy                 59     Senior Vice President and Chief Financial Officer
Jeffrey A. Elias              42     Senior Vice President, Human Resources and Administration
William M. Herbster           47     Vice President, Marketing
Norman H. Leibson             54     Vice President, Information Technology

         Robert E. McDonough, Sr. has served as Chairman of the Board of Directors of the Company (the "Board") since August 1978. Mr. McDonough founded the Company in 1965 and has been continuously involved in the management and long-term operation and strategic planning of the Company since that time. For 29 years, until May 1994, he served as the Company's Chief Executive Officer. Mr. McDonough is the father-in-law of Paul W. Mikos.

         Paul W. Mikos has served in various positions in the Company since 1977, including as President since 1985. Mr. Mikos has served as Chief Executive Officer of the Company since January 1996 and as a Director of the Company since May 1993. From May 1994 until January 1996, he served as Co-Chief Executive Officer of the Company. Prior to joining the Company, Mr. Mikos worked for ARA as a Regional Sales Director from August 1976 until October 1977. From July 1968 until August 1976, Mr. Mikos worked for IBM in sales management. Mr. Mikos is the son-in-law of Robert E. McDonough, Sr.

         Greg Palmer has served as Executive Vice President and Chief Operations Officer of the Company since January 1998. From 1985 to December 1997, Mr. Palmer served in senior level management positions in the southeast and northeast divisions and previously as Senior Vice President in charge of managing operations in the western United States for Olsten Corporation, formerly a provider of staffing and health care services.

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

         Jeffrey A. Elias, Ph.D. has served as Senior Vice President, Human Resources and Administration since November 1996 and prior to that as Vice President, Human Resources and Risk Management since December 1992. From January 1991 to December 1992, he was Director, Human Resources and Risk Management for Adia Services, Inc.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since July 11, 1996, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "REMX." Prior to July 11, 1996, the Company's stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock for fiscal 1999 and fiscal 1998:

                              FOR THE THREE MONTHS ENDED
                ----------------------------------------------------------

                DECEMBER 27,      MARCH 28,       JUNE 27,      OCTOBER 3,
                    1998            1999            1999           1999
               ------------      ---------       --------      ----------

High               $22.13          $18.75         $15.00         $19.50
Low                $11.13          $12.00         $ 9.81         $13.00

                DECEMBER 28,      MARCH 29,      JUNE 28,    SEPTEMBER 27,
                    1997            1998           1998           1998
                ------------      ---------      --------    -------------
High               $28.13          $32.63         $36.25         $29.25
Low                $20.00          $18.75         $23.69         $17.50

         As of December 15, 1999, there were an estimated 1,900 shareholders of record of the Company's Class A Common Stock and ten shareholders of record of the Company's Class B Common Stock.

         Except for the S corporation distributions prior to the initial public offering (the "Offering") and the declared dividend to the Company's pre-Offering shareholders as discussed in Note 5 to the Consolidated Financial Statements, the Company has not paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

         Information as to Selected Financial Data required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended October 3, 1999, under the heading "Selected Financial Data," to be mailed to the Securities and Exchange Commission (the "Commission") and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 29, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information as to Management's Discussion and Analysis of Financial Condition and Results of Operations required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended October 3, 1999 under the heading "Management's Discussion and Analysis" to be mailed to the Commission and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 29, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information as to Financial Statements and Supplementary Data required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended October 3, 1999, under the section "Consolidated Financial Statements and Notes thereto," to be mailed to the Commission and the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 29, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant." Information as to the Board of Directors of the Company required by this item is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Proposal 1 -- Election of Directors." Information as to the Company's reporting persons' compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 29, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation and Other Information," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 29, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements.                                                   PAGE NUMBER
                                                                                      IN ANNUAL
                                                                                      REPORT TO
                                                                                    SHAREHOLDERS
                                                                                    ------------

             (1) Consolidated Financial Statements. (Data incorporated by reference from the attached Annual Report to Shareholders):

                    Consolidated Balance Sheets as of October 3, 1999 and
                    September 27, 1998                                                    20

                    Consolidated Statements of Income for the three fiscal years ended October 3, 1999, September 27, 1998 and September 28,
                    1997                                                                  21

                    Consolidated Statements of Shareholders' Equity for the
                    three fiscal years ended October 3, 1999, September 27, 1998
                    and September 28, 1997                                                22

                    Consolidated Statements of Cash Flows for three fiscal years ended October 3, 1999, September 27, 1998 and September 28,
                    1997                                                                  23

                 Notes to Consolidated Financial Statements                              24-34

            (2)  Financial Statement Schedule.

                    Report of Independent Accountants on Financial Statement
                    Schedule

                    SCHEDULE II - Valuation and Qualifying Accounts

            (3) The following Exhibits are filed as part of this Report.

 NUMBER
 EXHIBIT                            DESCRIPTION
 -------                            -----------

    3.1     Amended and Restated Articles of Incorporation of the Company(a)

    3.2     Amended and Restated Bylaws of the Company(h)

    4.1     Specimen Stock Certificate(a)

    4.2     Shareholder Rights Agreement(a)

   10.1     Robert E. McDonough, Sr. Amended and Restated Employment
            Agreement(i)

   10.2     Paul W. Mikos Employment Agreement(k)

   10.3     R. Emmett McDonough Employment Agreement(a)

   10.4     Allocation Agreement with R. Emmett McDonough and Related Trusts(a)

   10.5 Registration Rights Agreement with R. Emmett McDonough and Related Trusts(a)

   10.6     Alan M. Purdy Change in Control Severance Agreement(k)

   10.7     Deferred Compensation Agreement for Alan M. Purdy(a)

   10.8     Letter regarding potential severance of Jeffrey A. Elias(a)

   10.9     Form of Indemnification Agreement(a)

   10.11    Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan

   10.12    Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase
            Plan

   10.13    Form of Franchising Agreement for Licensed Offices(h)

   10.14    Form of Franchising Agreement for Franchised Offices(a)

   10.15    Form of Licensing Agreement for IntelliSearch(R)(a)

   10.18    Additional Deferred Compensation Agreement for Alan M. Purdy(b)

   10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)

   10.20 Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement Company(d)

   10.21 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(e)

   10.22    RemedyTemp, Inc. Deferred Compensation Plan(e)

   10.23    Greg Palmer Employment Agreement(f)

   10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors(g)

   10.25    Form of Licensing Agreement for i/search 2000(TM)(h)

   10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(j)

   13.1     RemedyTemp, Inc. 1999 Annual Report to Shareholders

   23.1     Consent of Independent Accountants

   27.1     Financial Data Schedule

   --------------
   (a) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

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

   (g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1998.

   (h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

   (i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998.

   (j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

   (k) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.

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

REMEDYTEMP, INC.

/s/ PAUL W. MIKOS
------------------
Paul W. Mikos
President and Chief Executive Officer

December 28, 1999

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


               SIGNATURE                                    TITLE                                   DATE
               ---------                                    -----                                   ----
/s/  ROBERT E. MCDONOUGH                     Chairman of the Board of Directors               December 28, 1999
--------------------------------------
Robert E. McDonough, Sr.


/s/  PAUL W. MIKOS                           President and Chief Executive Officer            December 28, 1999
--------------------------------------
Paul W. Mikos


/s/  ALAN M. PURDY                           Senior Vice President and Chief                  December 28, 1999
-------------------------------------        Financial Officer (Principal Financial
Alan M. Purdy                                and Accounting Officer)


/s/  WILLIAM D. CVENGROS                     Director                                         December 28, 1999
-------------------------------------
William D. Cvengros


/s/  JAMES L. DOTI                           Director                                         December 28, 1999
--------------------------------------
James L. Doti, Ph.D.


/s/  ROBERT A. ELLIOTT                       Director                                         December 28, 1999
-------------------------------------
Robert A. Elliott


/s/  MARY GEORGE                             Director                                         December 28, 1999
-------------------------------------
Mary George


/s/  J. MICHAEL HAGAN                        Director                                         December 28, 1999
-------------------------------------
J. Michael Hagan


/s/  JOHN B. ZAEPFEL                         Director                                         December 28, 1999
-------------------------------------
John B. Zaepfel

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of RemedyTemp, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 12, 1999 appearing in the Annual Report to Shareholders of RemedyTemp, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
    PricewaterhouseCoopers LLP

Costa Mesa, California
November 12, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                 BALANCE AT                                           BALANCE AT
                                                BEGINNING OF                                            END OF
DESCRIPTION                                        PERIOD          ADDITIONS       DEDUCTIONS(1)        PERIOD
-----------                                        ------          ---------       -------------        ------
Allowance for Doubtful Accounts Receivable:

Year ended October 3, 1999                        $2,647            $  413           $1,022            $2,038
Year ended September 27, 1998                     $2,612            $1,519           $1,484            $2,647
Year ended September 28, 1997                     $2,111            $1,276           $  775            $2,612

-----------
(1)  Represents write-offs of bad debts


                                 EXHIBIT INDEX
 NUMBER
 EXHIBIT                            DESCRIPTION
 -------                            -----------

    3.1     Amended and Restated Articles of Incorporation of the Company(a)

    3.2     Amended and Restated Bylaws of the Company(h)

    4.1     Specimen Stock Certificate(a)

    4.2     Shareholder Rights Agreement(a)

   10.1     Robert E. McDonough, Sr. Amended and Restated Employment
            Agreement(i)

   10.2     Paul W. Mikos Employment Agreement(k)

   10.3     R. Emmett McDonough Employment Agreement(a)

   10.4     Allocation Agreement with R. Emmett McDonough and Related Trusts(a)

   10.5 Registration Rights Agreement with R. Emmett McDonough and Related Trusts(a)

   10.6     Alan M. Purdy Change in Control Severance Agreement(k)

   10.7     Deferred Compensation Agreement for Alan M. Purdy(a)

   10.8     Letter regarding potential severance of Jeffrey A. Elias(a)

   10.9     Form of Indemnification Agreement(a)

   10.11    Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan

   10.12    Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase
            Plan

   10.13    Form of Franchising Agreement for Licensed Offices(h)

   10.14    Form of Franchising Agreement for Franchised Offices(a)

   10.15    Form of Licensing Agreement for IntelliSearch(R)(a)

   10.18    Additional Deferred Compensation Agreement for Alan M. Purdy(b)

   10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)

   10.20 Lease Agreement between RemedyTemp, Inc. and Mitchell Land & Improvement Company(d)

   10.21 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(e)

   10.22    RemedyTemp, Inc. Deferred Compensation Plan(e)

   10.23    Greg Palmer Employment Agreement(f)

   10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors(g)

   10.25    Form of Licensing Agreement for i/search 2000(TM)(h)

   10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(j)

   13.1     RemedyTemp, Inc. 1999 Annual Report to Shareholders

   23.1     Consent of Independent Accountants

   27.1     Financial Data Schedule

   ------------------
   (a) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

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

   (g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1998.

   (h) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

   (i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998.

   (j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

   (k) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.