Form 10-Q
period 2000-01-02
REMEDYTEMP INC
filed 2000-02-16
CIK 1013467

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

    FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______________________ TO __________________


                          COMMISSION FILE NUMBER 0-5260


                                REMEDYTEMP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           CALIFORNIA                                           95-2890471
--------------------------------                          ----------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S.  EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


             101 ENTERPRISE
        ALISO VIEJO, CALIFORNIA                                    92656
----------------------------------------                  ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 425-7600

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 11, 2000 there were 7,061,460 shares of Class A Common Stock and 1,803,539 shares of Class B Common Stock outstanding.

================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I--FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of January 2, 2000 and October 3, 1999............     3

             Consolidated Statements of Income for the three fiscal months ended
               January 2, 2000 and December 27, 1998..........................................     4

             Consolidated Statements of Cash Flows for the three fiscal months ended
               January 2, 2000 and December 27, 1998..........................................     5

             Notes to Consolidated Financial Statements.......................................     6

     Item 2. Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations..............................................     7

     Item 3. Quantitative and Qualitative Disclosure about Market Risk........................     *


PART II--OTHER INFORMATION

     Item 1. Legal Proceedings................................................................     *

     Item 2. Changes in Securities and Use of Proceeds........................................     *

     Item 3. Defaults upon Senior Securities..................................................     *

     Item 4. Submission of Matters to a Vote of Security Holders..............................     *

     Item 5. Other Information................................................................     *

     Item 6. Exhibits and Reports on Form 8-K.................................................    10

SIGNATURES....................................................................................    11

----------------
* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           JANUARY 2,      OCTOBER 3,
                                                                              2000            1999
                                                                           ---------       ---------
                                            ASSETS

Current assets:
   Cash and cash equivalents ......................................        $  2,619        $  7,887
   Accounts receivable, net of allowance for doubtful accounts of
     $2,422 and $2,038, respectively ..............................          86,648          76,304
   Prepaid expenses and other current assets ......................           3,751           3,986
   Prepaid workers' compensation insurance ........................             655           4,476
   Deferred income taxes ..........................................             581             581
                                                                           --------        --------
          Total current assets ....................................          94,254          93,234

Fixed assets, net of accumulated depreciation of $10,892 and
  $9,841, respectively ............................................          19,217          18,204
Other assets, net .................................................           2,563           2,655
Deferred income taxes .............................................             924             924
Goodwill, net of accumulated amortization of $235 and $296,
  respectively ....................................................           2,692           1,704
                                                                           --------        --------
                                                                           $119,650        $116,721
                                                                           ========        ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................        $  6,518        $  2,909
   Accrued workers' compensation ..................................           1,112           1,074
   Accrued payroll, benefits and related costs ....................          10,631          13,141
   Accrued licensees' share of gross profit .......................           3,739           4,857
   Line of credit .................................................          13,250          17,500
   Other accrued expenses .........................................           2,619           1,784
   Income taxes payable ...........................................           2,373              --
                                                                           --------        --------
          Total current liabilities ...............................          40,242          41,265
                                                                           --------        --------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares;
    none outstanding
  Class A Common Stock, $.01 par value; authorized 50,000 shares;
     7,058 and 7,055 issued and outstanding at January 2, 2000 and
     October 3, 1999, respectively ................................              71              71
  Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,804 issued and outstanding at January 2, 2000 and
     October 3, 1999...............................................              18              18
Additional paid-in capital ........................................          32,569          32,531
Retained earnings .................................................          46,750          42,836
                                                                           --------        --------
Total shareholders' equity ........................................          79,408          75,456
                                                                           --------        --------
                                                                           $119,650        $116,721
                                                                           ========        ========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED
                                                -----------------------------
                                                JANUARY 2,       DECEMBER 27,
                                                  2000               1998
                                                ----------       -----------
Direct sales ...........................        $  83,002         $  66,438
Licensed sales .........................           66,136            52,694
Franchise royalties ....................              972               660
Initial license and franchise fees .....               --                34
                                                ---------         ---------
       Total revenues ..................          150,110           119,826

Cost of direct sales ...................           66,218            51,660
Cost of licensed sales .................           50,343            39,146
Licensees' share of gross profit .......           10,665             9,141
Selling and administrative expenses ....           15,519            13,175
Depreciation and amortization ..........            1,091               795
                                                ---------         ---------
       Income from operations ..........            6,274             5,909

Other income:
  Interest (expense) income, net .......             (162)               23
  Other, net ...........................              253               210
                                                ---------         ---------
Income before provision for income taxes            6,365             6,142
Provision for income taxes .............            2,451             2,457
                                                ---------         ---------
Net income .............................        $   3,914         $   3,685
                                                =========         =========

Net income per share, basic (Note 2) ...        $    0.44         $    0.41
                                                =========         =========
Weighted-average number of shares ......            8,860             8,968
                                                =========         =========

Net income per share, diluted (Note 2)..        $    0.44         $    0.41
                                                =========         =========
Weighted-average number of shares ......            8,909             9,053
                                                =========         =========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                        ----------------------------
                                                                        JANUARY 2,      DECEMBER 27,
                                                                           2000             1998
                                                                        ----------      ------------
Cash flows from operating activities:
   Net income ..................................................        $  3,914         $  3,685
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...........................           1,091              795
       Provision for losses on accounts receivable .............             463              368
       Deferred taxes ..........................................              --             (750)
       Changes in assets and liabilities:
         Accounts receivable ...................................         (10,807)          (3,165)
         Prepaid expenses and other current assets .............             235              778
         Prepaid workers' compensation insurance ...............           3,821               --
         Other assets ..........................................              92              141
         Accounts payable ......................................           3,609            6,025
         Accrued workers' compensation .........................              38              757
         Accrued payroll, benefits and related costs ...........          (2,510)          (4,375)
         Accrued licensees' share of gross profit ..............          (1,118)            (376)
         Other accrued expenses ................................             835               19
         Income taxes payable ..................................           2,373            2,886
                                                                        --------         --------
   Net cash provided by operating activities ...................           2,036            6,788
                                                                        --------         --------
Cash flows from investing activities:
   Purchase of fixed assets ....................................          (2,065)          (2,496)
   Purchase of franchise offices, net of cash acquired .........          (1,027)              --
                                                                        --------         --------
   Net cash used in investing activities .......................          (3,092)          (2,496)
                                                                        --------         --------
Cash flows from by financing activities:
   Borrowings under line of credit agreement ...................           2,000               --
   Repayments under line of credit agreement ...................          (6,250)              --
   Repayments under capital lease obligation ...................              --              (88)
   Proceeds from stock option activity .........................              38                5
   Purchase of Company Common Stock ............................              --           (2,421)
   Proceeds from Employee Stock Purchase Plan activity .........              --              144
                                                                        --------         --------
   Net cash used in financing activities .......................          (4,212)          (2,360)
                                                                        --------         --------
 Net increase in cash and cash equivalents .....................          (5,268)           1,932
 Cash and cash equivalents at beginning of period ..............           7,887              450
                                                                        --------         --------
 Cash and cash equivalents at end of period ....................        $  2,619         $  2,382
                                                                        ========         ========


Other cash flow information:
   Cash paid during the period for interest ....................        $    277         $     23
   Cash paid during the period for income taxes ................        $     78         $    321

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

         The accompanying consolidated balance sheets at January 2, 2000, and the consolidated statements of income and of cash flows for the three fiscal months ended January 2, 2000 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 28, 1999.

2.       EARNINGS PER SHARE DISCLOSURE

         Earnings per share is calculated as follows:

                                                                THREE FISCAL MONTHS ENDED
                                ----------------------------------------------------------------------------------------
                                               JANUARY 2, 2000                              DECEMBER 27, 1998
                                ---------------------------------------------- -----------------------------------------
                                  INCOME          SHARES         PER-SHARE      INCOME          SHARES        PER-SHARE
                                (NUMERATOR)    (DENOMINATOR)       AMOUNTS     (NUMERATOR)    (DENOMINATOR)     AMOUNTS
                                -----------    -------------      ---------    -----------    -------------    ---------
BASIC EPS
Income available to common
  shareholders................    $3,914           8,860           $ 0.44        $3,685          8,968           $ 0.41
                                                                   ======                                        ======
EFFECT OF DILUTIVE SECURITIES
Stock options.................    $   --              49                         $   --             85
                                  ------           -----                         ------          -----
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions.................    $3,914           8,909           $ 0.44        $3,685          9,053           $ 0.41
                                  ======           =====           ======        ======          =====           ======

3.       REPURCHASE OF LICENSED OFFICES

         During October 1999, the Company acquired six licensed offices in Virginia. Results of operations for the acquired licensed offices are recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the franchised offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. These acquisitions were accounted for under the purchase accounting method. The combined purchase price was allocated primarily to goodwill and is being amortized over twenty years. A portion of the purchase price is contingent upon future operating results and will be allocated to goodwill as earned.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation, changes in general or local economic conditions, the availability of sufficient personnel, increased costs of personnel and the potential negative impact on margins, the Company's ability to attract and retain clients and franchisees/licensees and other factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended January 2, 2000 Compared to the Three Fiscal Months Ended December 27, 1998

        Total revenues increased 25.3% or $30.3 million to $150.1 million for the three fiscal months ended January 2, 2000 from $119.8 million for the three fiscal months ended December 27, 1998. Direct revenues increased 24.9% to $83.0 million from $66.4 million, licensed revenues increased 25.5% to $66.1 million from $52.7 million and franchise royalties increased 47.3% to $1.0 million from $0.7 million for the three fiscal months ended January 2, 2000 and December 27, 1998, respectively. The overall increase in direct and licensed revenues resulted primarily from increased fulfillment and customer care support services provided to our e-commerce clients. The mix between direct and licensed revenues was impacted by the repurchase of six licensed offices during the first fiscal quarter of 2000 (see Note 3 to the Consolidated Financial Statements). The increase in franchise royalties resulted from the conversion of five offices from the licensed to the franchise format. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 28.4% or $25.8 million to $116.6 million for the three fiscal months ended January 2, 2000 from $90.8 million for the three fiscal months ended December 27, 1998. This increase resulted from continued business growth as described above. Total cost of direct and licensed sales as a percentage of revenues was 77.7% for the three fiscal months ended January 2, 2000 compared to 75.8% for the three fiscal months ended December 27, 1998. The increase is due primarily to a shift in the mix of business and increased workers' compensation costs. Light Industrial and Technical business, which tends to have lower gross margins, has increased as a percentage of total revenues. Many factors, including increased wage costs, workers' compensation costs and/or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation's sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation's sales. Licensees' share of gross profit increased 16.7% or $1.5 million to $11.0 million for the three fiscal months ended January 2, 2000 from $9.1 million for the three fiscal months ended December 27, 1998 due to increased billings at existing licensed offices. Licensees' share of gross profit as a percentage of licensed gross profit remained consistent at 67.5%.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Selling, general and administrative expenses, including depreciation and amortization, increased 18.9% or $2.6 million to $16.6 million for the three fiscal months ended January 2, 2000 from $14.0 million for the three fiscal months ended December 27, 1998. This increase can be attributed to the business growth discussed above and the increased depreciation relating to the Company's new information system. Selling, general and administrative expenses as a percentage of total revenues decreased to 11.1% for the three fiscal months ended January 2, 2000 from 11.7% for the three fiscal months ended December 27, 1998. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

        Income from operations increased 6.2% or $0.4 million to $6.3 million for the three fiscal months ended January 2, 2000 from $5.9 million for the three fiscal months ended December 27, 1998 due to the factors described above. Income from operations as a percentage of revenues was 4.2% for the three fiscal months ended January 2, 2000 compared to 4.9% for the three fiscal months ended December 27, 1998.

        Net income increased 6.2% or $0.2 million to $3.9 million for the three fiscal months ended January 2, 2000 from $3.7 million for the three fiscal months ended December 27, 1998 due to the factors described above. Interest expense increased as a result of the borrowings under the Company's line of credit agreement. This was offset by a decrease in the Company's effective tax rate resulting from expected savings from Work Opportunity Tax Credits. As a percentage of total revenues, net income was 2.6% in the three fiscal months ended January 2, 2000 compared to 3.1% in the three fiscal months ended December
27. All revenues and results have been internally generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $2.0 million for the three fiscal months ended January 2, 2000 compared to $6.8 million for the three fiscal months ended December 27, 1998. The decrease in cash provided by operating activities principally reflects the growth in accounts receivable balances from strong quarter end revenues in the current year offset by the amortization of prepaid workers' compensation insurance - see related discussion below.

         Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium, a total of $18.9 million, to Reliance on April 16, 1999 with funds borrowed under its line of credit agreement.

        Cash used for purchases of fixed assets was $2.1 million for the three fiscal months ended January 2, 2000, and $2.5 million for the three fiscal months ended December 27, 1998. The expenditures in fiscal 2000 primarily were associated with leasehold improvements at direct offices and the Company's new management information system. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings and further investments in the Company's computer-based technologies to approximate $6.5 million.

        During October 1999, the Company acquired six licensed offices in the Reston and Richmond, Virginia areas. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

        The Company has an unsecured revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company repaid borrowings of $4.3 million during the fiscal quarter ended January 2, 2000 and had $13.3 million in borrowings as of January 2, 2000. The agreement expires in February 2002.

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

        At this time, Year 2000 issues have not materially affected the Company's internal systems, including information technology ("IT") and non-IT systems. The Company continues to replace all of its material IT systems with a new IT system. In conjunction with such partial implementation of the new IT system, the Company modified its existing IT systems to avoid a material impact on the Company's ability to conduct business. Accordingly, the Company's partial implementation of the new IT system, together with the modifications of the Company's current IT systems, has enabled the Company to operate after Year 2000 without a material adverse effect on the Company's financial condition and results of operations.

        The Company contacted its material clients and suppliers of products and services to determine whether the suppliers' operations and the products and services they provide are Year 2000 compliant. At this time, the Company's material suppliers, vendors or other third parties have not suffered a significant Year 2000 business disruption. However, there can be no assurances that such third parties will not have a Year 2000 business disruption that could have a material adverse affect on the Company's financial condition and results of operations.

        The Company's new IT system is being implemented for strategic business reasons unrelated to Year 2000 issues and the implementation schedule was not accelerated due to Year 2000 issues. The Company modified its existing IT systems to avoid a material impact on the Company's ability to conduct business by using such IT systems on and after Year 2000. The Company expects that total costs relating to this effort will be $250,000.

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

  10.6    Alan M. Purdy Change in Control Severance Agreement(k)

  10.7    Deferred Compensation Agreement for Alan M. Purdy(a)

  10.8    Letter regarding potential severance of Jeffrey A. Elias(a)

  10.9    Form of Indemnification Agreement(a)

  10.11   Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan(j)

  10.12   Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase
          Plan(a)

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

  10.25   Form of Licensing Agreement for i/search2000(TM)(h)

  10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(j)

  27.1    Financial Data Schedule

---------------
(a) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. This agreement was terminated March 31, 1999.

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed in the fiscal quarter ended January 2, 2000.

                                REMEDYTEMP, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REMEDYTEMP, INC.

February 14, 2000                             /s/  PAUL W. MIKOS
                                              ----------------------------------
                                              Paul W. Mikos, President and Chief
                                              Executive Officer


February 14, 2000                             /s/  ALAN M. PURDY
                                              ----------------------------------
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)

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

  10.2    Paul W. Mikos Employment Agreement (k)

  10.3    R. Emmett McDonough Employment Agreement (a)

  10.4    Allocation Agreement with R. Emmett McDonough and Related Trusts (a)

  10.5 Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

  10.6    Alan M. Purdy Change in Control Severance Agreement (k)

  10.7    Deferred Compensation Agreement for Alan M. Purdy (a)

  10.8    Letter regarding potential severance of Jeffrey A. Elias (a)

  10.9    Form of Indemnification Agreement (a)

  10.11   Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (j)

  10.12 Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

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

  10.25   Form of Licensing Agreement for i/search 2000TM (h)

  10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (j)

  27.1    Financial Data Schedule

                                REMEDYTEMP, INC.

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. This agreement was terminated March 31, 1999.

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