Form 10-Q
period 2000-04-02
REMEDYTEMP INC
filed 2000-05-17
CIK 1013467

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

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

                                 ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        As of May 12, 2000 there were 7,189,517 shares of Class A Common Stock and 1,703,194 shares of Class B Common Stock outstanding.



================================================================================

                                REMEDYTEMP, INC.


                                      INDEX


                                                                                                                        PAGE NO.
                                                                                                                        --------
PART I--FINANCIAL INFORMATION

        Item 1.  Financial Statements

                Consolidated Balance Sheets as of April 2, 2000 and October 3, 1999....................................      3

                Consolidated Statements of Income for the three fiscal months and six fiscal months ended
                  April 2, 2000 and March 28, 1999 ....................................................................      4

                Consolidated Statements of Cash Flows for the six fiscal months ended April 2, 2000
                  and March 28, 1999...................................................................................      5

                Condensed Notes to Consolidated Financial Statements...................................................      6

        Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
                Operations.............................................................................................      8

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................................      *


PART II--OTHER INFORMATION

        Item 1.  Legal Proceedings.....................................................................................      *

        Item 2.  Changes In Securities and Use of Proceeds.............................................................      *

        Item 3.  Defaults Upon Senior Securities.......................................................................      *

        Item 4.  Submission of Matters to a Vote of Security Holders...................................................     12

        Item 5.  Other Information.....................................................................................      *

        Item 6.  Exhibits and Reports on Form 8-K......................................................................     13


SIGNATURES      .......................................................................................................     14




* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                                                        APRIL 2,        OCTOBER 3,
                                                                                                          2000            1999
                                                                                                        --------        --------
Current assets:
    Cash and cash equivalents ......................................................................    $  4,687        $  7,887
    Accounts receivable, net of allowance for doubtful accounts of $2,482
        and $2,038, respectively ...................................................................      76,534          76,304
    Prepaid expenses and other current assets ......................................................       5,078           3,986
    Prepaid workers' compensation insurance ........................................................          --           4,476
    Deferred income taxes ..........................................................................         581             581
                                                                                                        --------        --------

                Total current assets ...............................................................      86,880          93,234
Fixed assets, net of accumulated depreciation of $11,447 and $9,841, respectively ..................      20,163          18,204
Other assets, net ..................................................................................       2,729           2,655
Deferred income taxes ..............................................................................         924             924
Goodwill, net of accumulated amortization of $305 and $296, respectively ...........................       4,426           1,704
                                                                                                        --------        --------
                                                                                                        $115,122        $116,721
                                                                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................................................................    $  4,946        $  2,909
    Accrued workers' compensation ..................................................................       4,141           1,074
    Accrued payroll, benefits and related costs ....................................................      10,884          13,141
    Accrued licensees' share of gross profit .......................................................       3,631           4,857
    Line of credit obligation ......................................................................       5,000          17,500
    Other accrued expenses .........................................................................       3,233           1,784
                                                                                                        --------        --------
                Total current liabilities ..........................................................      31,835          41,265
                                                                                                        --------        --------

Commitments and contingent liabilities

Shareholders' equity:
    Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding
    Class A Common Stock, $.01 par value; authorized 50,000 shares;
       7,166 and 7,055 issued and outstanding at April 2, 2000 and October 3, 1999, respectively ...          72              71

    Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares;
       1,710 and 1,804 issued and outstanding at April 2, 2000 and October 3, 1999, respectively ...          17              18
Additional paid-in capital .........................................................................      32,768          32,531
Retained earnings ..................................................................................      50,430          42,836
                                                                                                        --------        --------
Total shareholders' equity .........................................................................      83,287          75,456
                                                                                                        --------        --------
                                                                                                        $115,122        $116,721
                                                                                                        ========        ========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          ---------------------------         ---------------------------
                                                           APRIL 2,         MARCH 28,          APRIL 2,         MARCH 28,
                                                             2000              1999              2000             1999
                                                          ---------         ---------         ---------         ---------
Direct sales .....................................        $  73,586         $  62,731         $ 156,588         $ 129,169
Licensed sales ...................................           59,962            51,180           126,098           103,874
Franchise royalties ..............................              843               631             1,815             1,291
Initial license and franchise fees ...............               74                51                74                85
                                                          ---------         ---------         ---------         ---------
            Total revenues .......................          134,465           114,593           284,575           234,419
Cost of direct sales .............................           57,818            50,035           124,036           101,695
Cost of licensed sales ...........................           44,887            37,975            95,230            77,121
Licensees' share of gross profit .................           10,179             8,973            20,844            18,114
Selling and administrative expenses ..............           14,533            11,895            30,052            25,070
Depreciation and amortization ....................            1,153               895             2,244             1,690
                                                          ---------         ---------         ---------         ---------
            Income from operations ...............            5,895             4,820            12,169            10,729
Other income:
    Interest (expense) income, net ...............             (202)              (13)             (364)               10
    Other, net ...................................              166               265               419               475
                                                          ---------         ---------         ---------         ---------
Income before provision for income taxes .........            5,859             5,072            12,224            11,214
Provision for income taxes .......................            2,179             1,861             4,630             4,317
                                                          ---------         ---------         ---------         ---------
Net income .......................................        $   3,680         $   3,211         $   7,594         $   6,897
                                                          =========         =========         =========         =========
Net income per share, basic (Note 2) .............        $    0.42         $    0.36         $    0.86         $    0.78
                                                          =========         =========         =========         =========
Weighted-average number of shares ................            8,865             8,821             8,862             8,894
                                                          =========         =========         =========         =========

Net income per share, diluted (Note 2) ...........        $    0.40         $    0.36         $    0.84         $    0.77
                                                          =========         =========         =========         =========
Weighted-average number of shares ................            9,203             8,908             9,055             8,980
                                                          =========         =========         =========         =========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                                     SIX MONTHS ENDED
                                                                                                 -------------------------
                                                                                                  APRIL 2,        MARCH 28,
                                                                                                   2000             1999
                                                                                                 --------         --------
Cash flows from operating activities:
    Net income ..........................................................................        $  7,594         $  6,897
        Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ................................................           2,244            1,690
           Provision for losses on accounts receivable ..................................             675               80
           Deferred taxes ...............................................................              --           (1,500)
           Changes in assets and liabilities:
               Accounts receivable ......................................................            (905)             246
               Prepaid expenses and other current assets ................................          (1,092)             339
               Prepaid workers' compensation insurance ..................................           4,476               --
               Other assets .............................................................             (74)              53
               Accounts payable .........................................................           2,037              906
               Accrued workers' compensation ............................................           3,067            1,358
               Accrued payroll, benefits and related costs ..............................          (2,257)          (2,689)
               Accrued licensees' share of gross profit .................................          (1,226)             642
               Other accrued expenses ...................................................             (33)              53
               Income taxes payable .....................................................              --              479
                                                                                                 --------         --------
    Net cash provided by operating activities ...........................................          14,506            8,554
                                                                                                 --------         --------
Cash flows from investing activities:
    Purchase of fixed assets ............................................................          (4,068)          (4,210)
    Purchase of franchises, net of assets acquired ......................................          (1,375)              --
                                                                                                 --------         --------
    Net cash used in investing activities ...............................................          (5,443)          (4,210)
                                                                                                 --------         --------
Cash flows from provided by financing activities:
    Borrowings under line of credit agreement ...........................................           4,800            5,000
    Repayments under line of credit agreement ...........................................         (17,300)          (5,000)
    Repayments under capital lease obligation ...........................................              --             (144)
    Proceeds from stock option activity .................................................             130                8
    Purchase of Company Common Stock ....................................................              --           (2,957)
    Proceeds from Employee Stock Purchase Plan activity .................................             107              144
                                                                                                 --------         --------
    Net cash used in financing activities ...............................................         (12,263)          (2,949)
                                                                                                 --------         --------
 Net (decrease) increase in cash and cash equivalents ...................................          (3,200)           1,395
 Cash and cash equivalents at beginning of period .......................................           7,887              450
                                                                                                 --------         --------
 Cash and cash equivalents at end of period .............................................        $  4,687         $  1,845
                                                                                                 ========         ========


Other cash flow information:
    Cash paid during the period for interest ............................................        $    581         $     84
    Cash paid during the period for income taxes ........................................        $  5,757         $  5,338



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1. BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

        The accompanying consolidated balance sheets at April 2, 2000, and the consolidated statements of income and of cash flows for the six fiscal months ended April 2, 2000 are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 28, 1999.

2. EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:


                                                                          THREE FISCAL MONTHS ENDED
                                                    ------------------------------------------------------------------------------
                                                              APRIL 2, 2000                             MARCH 28, 1999
                                                  -------------------------------------     --------------------------------------
                                                    INCOME        SHARES      PER-SHARE       INCOME        SHARES       PER-SHARE
                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNTS      (NUMERATOR)  (DENOMINATOR)    AMOUNTS
                                                  -----------  -------------  ---------     -----------  -------------   ---------
BASIC EPS
Income available to common shareholders ....        $3,680         8,865        $ 0.42        $3,211         8,821        $ 0.36
                                                                                ======                                    ======
EFFECT OF DILUTIVE SECURITIES
Stock options ..............................        $   --           338                      $   --            87
                                                    ------        ------                      ------        ------
DILUTED EPS
Income available to common shareholders plus
assumed conversions ........................        $3,680         9,203        $ 0.40        $3,211         8,908        $ 0.36
                                                    ======        ======        ======        ======        ======        ======



                                                                             SIX FISCAL MONTHS ENDED
                                                    ------------------------------------------------------------------------------
                                                              APRIL 2, 2000                             MARCH 28, 1999
                                                  -------------------------------------     --------------------------------------
                                                    INCOME        SHARES      PER-SHARE       INCOME        SHARES       PER-SHARE
                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNTS      (NUMERATOR)  (DENOMINATOR)    AMOUNTS
                                                  -----------  -------------  ---------     -----------  -------------   ---------
BASIC EPS
Income available to common shareholders ....        $7,594         8,862        $ 0.86        $6,897         8,894        $ 0.78
                                                                                ======                                    ======
EFFECT OF DILUTIVE SECURITIES
Stock options ..............................        $   --           193                      $   --            86
                                                    ------        ------                      ------        ------
DILUTED EPS
Income available to common shareholders plus
assumed conversions ........................        $7,594         9,055        $ 0.84        $6,897         8,980        $ 0.77
                                                    ======        ======        ======        ======        ======        ======

                                REMEDYTEMP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. STOCK OPTIONS

        Under the terms of the Company's 1996 Stock Incentive Plan, as amended, on February 29, 2000, upon their reelection to the Board of Directors, the Company granted options to purchase 2.5 shares of Class A Common Stock to each of its six non-employee directors at $21.875 per share, for a total of 15 shares. This plan is "non-compensatory" under APB No. 25, and accordingly, no compensation expense was recorded in connection with these grants.

4. REPURCHASE OF LICENSED OFFICES

        During October 1999, the Company acquired six licensed offices in Virginia. Results of operations for the acquired licensed offices are recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. These acquisitions were accounted for under the purchase accounting method. The combined purchase price was allocated primarily to goodwill and is being amortized over twenty years. A portion of the purchase price is contingent upon future operating results and will be allocated to goodwill as earned.

5. SUBSEQUENT EVENT

        Effective April 1, 2000, the Company renewed its fully insured workers' compensation program with Reliance National Insurance Company for an additional year. The premium for this program is based upon actual payroll costs multiplied by a fixed rate. The Company paid an estimated premium amount of $11,139 to Reliance on April 13, 2000 based upon estimated payroll levels. If actual payroll exceeds the estimated amount, the Company will owe additional workers' compensation premiums for this policy year. In connection with this payment, the Company borrowed $8,000 under its line of credit agreement.

                                REMEDYTEMP, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the Company's growth and strategies, future operating results and financial position as well as economic and market events and trends. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation, changes in general or local economic conditions, the availability of sufficient personnel, increased costs of personnel and the factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended April 2, 2000 Compared to the Three Fiscal Months Ended March 28, 1999

        Total revenues increased 17.3% or $19.9 million to $134.5 million for the three fiscal months ended April 2, 2000 from $114.6 million for the three fiscal months ended March 28, 1999. Direct revenues increased 17.3% to $73.6 million from $62.7 million, licensed revenues increased 17.2% to $60.0 million from $51.2 million and franchise royalties increased 33.6% to $0.8 million from $0.6 million for the three fiscal months ended April 2, 2000 and March 28, 1999, respectively. The overall increase in direct and licensed revenues resulted primarily from increased fulfillment, distribution and customer care support services provided by existing direct and licensed offices. The mix between direct and licensed revenues was impacted by the repurchase of six licensed offices during the first fiscal quarter of 2000 (see Note 4 to the consolidated financial statements). The increase in franchise royalties resulted from the conversion of six offices from the licensed to franchise format during the first half of fiscal 2000. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 16.7% or $14.7 million to $102.7 million for the three fiscal months ended April 2, 2000 from $88.0 million for the three fiscal months ended March 28, 1999. This increase resulted from continued business growth as described above. Total cost of direct and licensed sales as a percentage of revenues was 76.4% for the three fiscal months ended April 2, 2000 compared to 76.8% for the three fiscal months ended March 28, 1999. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation's sales. Licensees' share of gross profit increased 13.4% or $1.2 million to $10.2 million for the three fiscal months ended April 2, 2000 from $9.0 million for the three fiscal months ended March 28, 1999 due to increased billings at existing licensed offices. This growth was offset by a reduction in Licensees' share of gross profit resulting from the repurchases and conversions noted above. Licensees' share of gross profit as a percentage of licensed gross profit remained relatively consistent.

        Selling, general and administrative expenses, including depreciation and amortization, increased 22.6% or $2.9 million to $15.7 million for the three fiscal months ended April 2, 2000 from $12.8 million for the three fiscal months ended March 28, 1999. This increase can be attributed to the business growth discussed above, implementation costs associated with the Company's new information system and the related increased depreciation of the new information

                                REMEDYTEMP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

system. Selling, general and administrative expenses as a percentage of total revenues was 11.7% for the three fiscal months ended April 2, 2000 as compared to 11.2% for the three fiscal months ended March 28, 1999. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

        Income from operations increased 22.3% or $1.1 million to $5.9 million for the three fiscal months ended April 2, 2000 from $4.8 million for the three fiscal months ended March 28, 1999 due to the factors described above. Income from operations as a percentage of revenues was 4.4% for the three fiscal months ended April 2, 2000 compared to 4.2% for the three fiscal months ended March 28, 1999.

        Net income increased 14.6% or $0.5 million to $3.7 million for the three fiscal months ended April 2, 2000 from $3.2 million for the three fiscal months ended March 28, 1999 due to the factors described above. Interest expense increased as a result of the borrowings under the Company's line of credit agreement. This was offset by a decrease in the Company's effective tax rate resulting from expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 2.7% in the three fiscal months ended March 28, 1999 compared to 2.8% in the three fiscal months ended March 29, 1998. All revenues and results have been internally generated by the Company.

For the Six Fiscal Months Ended April 2, 2000 Compared to the Six Fiscal Months Ended March 28, 1999

        Total revenues increased 21.4% or $50.2 million to $284.6 million for the six fiscal months ended April 2, 2000 from $234.4 million for the six fiscal months ended March 28, 1999. Direct revenues increased 21.2% to $156.6 million from $129.2 million, licensed revenues increased 21.4% to $126.1 million from $103.9 million and franchise royalties increased 40.6% to $1.8 million from $1.3 million for the six fiscal months ended April 2, 2000 and March 28, 1999, respectively. The overall increase in direct and licensed revenues resulted primarily from increased fulfillment, distribution and customer care support services provided to our clients by our existing direct and licensed offices. The mix between direct and licensed revenues was impacted by the repurchase of six licensed offices during the first fiscal quarter of 2000 (see Note 4 to the consolidated financial statements). The increase in franchise royalties resulted from the conversion of six offices from the licensed to franchise format during the first half of fiscal 2000. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 22.6% or $40.5 million to $219.3 million for the six fiscal months ended April 2, 2000 from $178.8 million for the six fiscal months ended March 28, 1999. This increase resulted from continued business growth as described above. Total cost of direct and licensed sales as a percentage of revenues was 77.1% for the six fiscal months ended April 2, 2000 compared to 76.3% for the six fiscal months ended March 28, 1999. This increase is due primarily to a shift in the Company's business mix. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit increased 15.1% or $2.7 million to $20.8 million for the six fiscal months ended April 2, 2000 from $18.1 million for the six fiscal months ended March 28, 1999 due to increased billings at existing licensed offices. This growth was offset by a reduction in Licensees' share of gross profit as a result of the repurchases and conversions noted above. Licensees' share of gross profit as a percentage of licensed gross profit remained relatively consistent.

        Selling, general and administrative expenses, including depreciation and amortization, increased 20.7% or $5.5 million to $32.3 million for the six fiscal months ended April 2, 2000 from $26.8 million for the six fiscal months ended March 28, 1999. This increase can be attributed to the business growth discussed above, the implementation costs of the Company's new information system and the related depreciation of the new information system. Selling, general and administrative expenses as a percentage of total revenues decreased to 11.3% for the six fiscal months ended April 2, 2000 from 11.4% for the six fiscal months ended March 28, 1999. There can be no assurance that selling, general and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Income from operations increased 13.4% or $1.4 million to $12.2 million for the six fiscal months ended April 2, 2000 from $10.7 million for the six fiscal months ended March 28, 1999 due to the factors described above. Income from operations as a percentage of revenues was 4.3% for the six fiscal months ended April 2, 2000 compared to 4.6% for the six fiscal months ended March 28, 1999.

        Net income increased 10.1% or $0.7 million to $7.6 million for the six fiscal months ended April 2, 2000 from $6.9 million for the six fiscal months ended March 28, 1999 due to the factors described above. Interest expense increased as a result of the borrowings under the Company's line of credit agreement. This was offset by a decrease in the Company's effective tax rate resulting from expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 2.7% for the six fiscal months ended April 2, 2000 compared to 2.9% for the six fiscal months ended March 28, 1999. All revenues and results have been internally generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $14.5 million for the six fiscal months ended April 2, 2000 and $8.6 million for the six fiscal months ended March 28, 1999. The increase in cash provided by operating activities reflects the amortization of prepaid workers' compensation insurance (see related discussion below) and the increase in accrued workers' compensation costs in the current year. These increases were offset by decreased accrued gross margin resulting from the timing of the current year payments and increased accounts receivable resulting from stronger quarter end revenues in the current year.

        Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance"), whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 through March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium, a total of $18.9 million, to Reliance on April 16, 1999. Effective April 1, 2000, the Company renewed its fully insured workers' compensation program for an additional year. The Company paid the estimated premium amount of $11,139 to Reliance on April 13, 2000. See further discussion in Note 5 to the consolidated financial statements.

        Cash used for purchases of fixed assets was $4.1 million for the six fiscal months ended April 2, 2000 and $4.2 million for the six fiscal months ended March 28, 1999. The Company's purchases consist primarily of hardware and software costs associated with its new management information system. Upgrades of computers and hardware to support the new system began in early calendar year 1999, while implementation of the related software began in the third fiscal quarter of 1999 and is scheduled to be completed in the fourth quarter of fiscal 2000. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings, and further investments in the Company's computer-based technologies to approximate $5.0 million.

        During October 1999, the Company acquired six licensed offices in Virginia (see Note 4 to the consolidated financial statements). The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

        The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company repaid borrowings of $12.5 million, net during the six fiscal months ending April 2, 2000 and had $5.0 million in borrowings as of April 2, 2000. Subsequent to April 2, 2000, the Company repaid the $5.0 million and then borrowed an additional $8.0 million under the line of credit agreement in connection with the payment of the workers' compensation premium discussed above. The line of credit agreement expires on February 28, 2002.

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

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

        The Company has not experienced any Year 2000 related disruptions and has no basis for expecting any such events in the future.

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

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 29, 2000, the Company held its Annual Meeting of Shareholders ("the Annual Meeting"). The Company's shareholders voted in favor of the matter voted upon at the Annual Meeting according to the following vote tabulation:



Proposal One: Election of Directors.


                                                                         Abstentions and
                                   For                 Withhold          Broker Non-Votes
                                ---------              --------          ----------------
William D. Cvengros             6,402,211               6,614                649,371
James L. Doti                   6,402,211               6,614                649,371
Robert A. Elliott               6,402,211               6,614                649,371
Mary George                     6,402,211               6,614                649,371
J. Michael Hagan                6,402,211               6,614                649,371
Robert E. McDonough, Sr         6,402,211               6,614                649,371
Paul W. Mikos                   6,402,211               6,614                649,371
John B. Zaepfel                 6,402,211               6,614                649,371

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. Form 10.21 is superseded by the new agreement, effective March 31, 1999. See Exhibit 10.26

(f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.

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


(b) Reports on Form 8-K.

        No reports on Form 8-K were filed in the fiscal quarter ended April 2, 2000.

                                REMEDYTEMP, INC.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 REMEDYTEMP, INC.

May 16, 2000                                     /s/  PAUL W. MIKOS
                                                 -----------------------------
                                                 Paul W. Mikos, President and
                                                 Chief Executive Officer


May 16, 2000                                     /s/  ALAN M. PURDY
                                                 -----------------------------
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

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

                                REMEDYTEMP, INC.


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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 28, 1997. Form 10.21 is superseded by the new agreement, effective March 31, 1999. See Exhibit 10.26.

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