Form 10-Q
period 2000-07-02
REMEDYTEMP INC
filed 2000-08-16
CIK 1013467

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

                              ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 11, 2000 there were 7,228,017 shares of Class A Common Stock and 1,669,194 shares of Class B Common Stock outstanding.

================================================================================

                                REMEDYTEMP, INC.
                                      INDEX

                                                                                    PAGE NO.
                                                                                    --------
PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of July 2, 2000 and October 3, 1999 .....       3

             Consolidated Statements of Income for the three fiscal months and nine
             fiscal months ended July 2, 2000 and June 27, 1999 .....................       4

             Consolidated Statements of Cash Flows for the nine fiscal months ended
             July 2, 2000 and June 27, 1999 .........................................       5

             Condensed Notes to Consolidated Financial Statements ...................       6

    Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations ..............................................       8

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk ..............       *

PART II--OTHER INFORMATION

    Item 1.  Legal Proceedings ......................................................       *

    Item 2.  Changes In Securities and Use of Proceeds ..............................       *

    Item 3.  Defaults Upon Senior Securities ........................................       *

    Item 4.  Submission of Matters to a Vote of Security Holders ....................       *

    Item 5.  Other Information ......................................................       *

    Item 6.  Exhibits and Reports on Form 8-K .......................................      12

SIGNATURES ..........................................................................      13

* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                        JULY 2,      OCTOBER 3,
                                                                         2000          1999
                                                                       --------      --------
Current assets:
  Cash and cash equivalents .....................................      $  1,219      $  7,887
  Accounts receivable, net of allowance for doubtful accounts
    of $2,153 and $2,038, respectively ..........................        77,873        76,304
  Prepaid expenses and other current assets .....................         3,980         3,986
  Prepaid workers' compensation insurance .......................         8,066         4,476
  Deferred income taxes .........................................           581           581
                                                                       --------      --------
        Total current assets ....................................        91,719        93,234
Fixed assets, net of accumulated depreciation of $12,491 and
  $9,841, respectively ..........................................        20,041        18,204
Other assets, net ...............................................         2,609         2,655
Deferred income taxes ...........................................           924           924
Goodwill, net of accumulated amortization of $355 and $296,
  respectively ..................................................         4,424         1,704
                                                                       --------      --------
                                                                       $119,717      $116,721
                                                                       ========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      $  2,311      $  2,909
  Accrued workers' compensation .................................         4,644         1,074
  Accrued payroll, benefits and related costs ...................        11,139        13,141
  Accrued licensees' share of gross profit ......................         3,652         4,857
  Line of credit obligation .....................................         8,000        17,500
  Other accrued expenses ........................................         3,297         1,784
                                                                       --------      --------
        Total current liabilities ...............................        33,043        41,265
                                                                       --------      --------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares;
    none outstanding
  Class A Common Stock, $.01 par value; authorized
    50,000 shares; 7,228 and 7,055 issued and outstanding
    at July 2, 2000 and October 3, 1999, respectively ...........            72            71
  Class B Non-Voting Common Stock, $.01 par value; authorized
    4,530 shares; 1,669 and 1,804 issued and outstanding at
    July 2, 2000 and October 3, 1999, respectively ..............            17            18
Additional paid-in capital ......................................        33,057        32,531
Retained earnings ...............................................        53,528        42,836
                                                                       --------      --------
Total shareholders' equity ......................................        86,674        75,456
                                                                       --------      --------
                                                                       $119,717      $116,721
                                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    ------------------               -----------------
                                                  JULY 2,        JUNE 27,         JULY 2,        JUNE 27,
                                                   2000            1999            2000            1999
                                                ---------       ---------       ---------       ---------
Direct sales .............................      $  72,437       $  70,415       $ 229,025       $ 199,584
Licensed sales ...........................         60,596          57,678         186,694         161,552
Franchise royalties ......................            838             683           2,653           1,974
Initial license and franchise fees .......             18              39              92             124
                                                ---------       ---------       ---------       ---------
      Total revenues .....................        133,889         128,815         418,464         363,234
Cost of direct sales .....................         56,808          55,774         180,844         157,469
Cost of licensed sales ...................         45,407          43,012         140,637         120,133
Licensees' share of gross profit .........         10,280           9,983          31,124          28,097
Selling and administrative expenses ......         15,638          12,687          45,690          37,757
Depreciation and amortization ............          1,078             949           3,322           2,639
                                                ---------       ---------       ---------       ---------
      Income from operations .............          4,678           6,410          16,847          17,139
Other income:
  Interest (expense) income, net .........            (73)           (182)           (437)           (172)
  Other, net .............................            303             206             722             681
                                                ---------       ---------       ---------       ---------
Income before provision for income taxes .          4,908           6,434          17,132          17,648
Provision for income taxes ...............          1,810           2,477           6,440           6,794
                                                ---------       ---------       ---------       ---------
Net income ...............................      $   3,098       $   3,957       $  10,692       $  10,854
                                                =========       =========       =========       =========
Net income per share, basic (Note 2) .....      $    0.35       $    0.45       $    1.21       $    1.22
                                                =========       =========       =========       =========
Weighted-average number of shares ........          8,892           8,825           8,872           8,871
                                                =========       =========       =========       =========

Net income per share, diluted (Note 2) ...      $    0.34       $    0.45       $    1.18       $    1.22
                                                =========       =========       =========       =========
Weighted-average number of shares ........          9,116           8,838           9,075           8,923
                                                =========       =========       =========       =========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                      JULY 2,        JUNE 27,
                                                                       2000           1999
                                                                     --------       --------
Cash flows from operating activities:
  Net income ..................................................      $ 10,692       $ 10,854
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...........................         3,322          2,639
      Provision for losses on accounts receivable .............         1,053            416
      Deferred taxes ..........................................            --           (251)
      Changes in assets and liabilities:
        Accounts receivable ...................................        (2,622)        (6,012)
        Prepaid expenses and other current assets .............             6            104
        Prepaid workers' compensation insurance ...............        (3,590)        (8,392)
        Other assets ..........................................            46            105
        Accounts payable ......................................          (598)          (603)
        Accrued workers' compensation .........................         3,570         (4,986)
        Accrued payroll, benefits and related costs ...........        (2,002)        (2,484)
        Accrued licensees' share of gross profit ..............        (1,205)           341
        Other accrued expenses ................................            31             58
        Income taxes payable ..................................            --           (241)
                                                                     --------       --------
  Net cash provided by (used in) operating activities .........         8,703         (8,452)
                                                                     --------       --------
Cash flows from investing activities:
  Purchase of fixed assets ....................................        (4,975)        (5,167)
  Purchase of franchises, net of assets acquired ..............        (1,422)           (59)
                                                                     --------       --------
  Net cash used in investing activities .......................        (6,397)        (5,226)
                                                                     --------       --------
Cash flows from financing activities:
  Borrowings under line of credit agreement ...................        12,800         23,750
  Repayments under line of credit agreement ...................       (22,300)        (5,000)
  Repayments under capital lease obligation ...................            --           (194)
  Proceeds from stock option activity .........................           419             23
  Purchase of Company Common Stock ............................            --         (2,957)
  Proceeds from Employee Stock Purchase Plan activity .........           107            234
                                                                     --------       --------
  Net cash (used in) provided by financing activities .........        (8,974)        15,856
                                                                     --------       --------
Net (decrease) increase in cash and cash equivalents ..........        (6,668)         2,178
Cash and cash equivalents at beginning of period ..............         7,887            450
                                                                     --------       --------
Cash and cash equivalents at end of period ....................      $  1,219       $  2,628
                                                                     ========       ========

Other cash flow information:
  Cash paid during the period for interest ....................      $    728       $    272
  Cash paid during the period for income taxes ................      $  6,050       $  7,286

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

        The accompanying consolidated balance sheet at July 2, 2000, and the consolidated statements of income and of cash flows are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 28, 1999.

2.  EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:

                                                                            THREE FISCAL MONTHS ENDED
                                            ---------------------------------------------------------------------------------------
                                                           JULY 2, 2000                               JUNE 27, 1999
                                            -----------------------------------------  --------------------------------------------
                                              INCOME       SHARES        PER-SHARE        INCOME          SHARES          PER-SHARE
                                            (NUMERATOR) (DENOMINATOR)     AMOUNTS       (NUMERATOR)    (DENOMINATOR)       AMOUNTS
                                            ----------- -------------     -------       -----------    -------------       -------
BASIC EPS
Income available to common
shareholders .............................     $3,098       8,892        $    0.35          3,957          8,825          $    0.45
                                                                         =========                                        =========
EFFECT OF DILUTIVE SECURITIES
Stock options ............................     $   --         224                          $   --             13
                                               ------       -----                          ------           ----
DILUTED EPS
Income available to common
shareholders plus assumed conversions ....     $3,098       9,116        $    0.34         $3,957          8,838          $    0.45
                                               ======       =====        =========         ======          =====          =========


                                                                               NINE FISCAL MONTHS ENDED
                                                 -----------------------------------------------------------------------------------
                                                               JULY 2, 2000                              JUNE 27, 1999
                                                 ----------------------------------------   ----------------------------------------
                                                   INCOME        SHARES        PER-SHARE      INCOME         SHARES        PER-SHARE
                                                 (NUMERATOR)  (DENOMINATOR)     AMOUNTS     (NUMERATOR)   (DENOMINATOR)     AMOUNTS
                                                 -----------  -------------     -------     -----------   -------------     -------
BASIC EPS
Income available to common
shareholders ...............................      $10,692         8,872         $  1.21       $10,854         8,871         $  1.22
EFFECT OF DILUTIVE SECURITIES                                                   =======                                     =======
Stock options ..............................      $    --           203                       $    --            52
                                                  -------         -----                       -------         -----
DILUTED EPS
Income available to common
shareholders plus assumed conversions ......      $10,692         9,075         $  1.18       $10,854         8,923         $  1.22
                                                  =======         =====         =======       =======         =====         =======

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

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended July 2, 2000 Compared to the Three Fiscal Months Ended June 27, 1999

        Total revenues increased 3.9% or $5.1 million to $133.9 million for the three fiscal months ended July 2, 2000 from $128.8 million for the three fiscal months ended June 27, 1999. Direct revenues increased 2.9% to $72.4 million from $70.4 million, licensed revenues increased 5.1% to $60.6 million from $57.7 million and franchise royalties increased 22.7% to $0.8 million from $0.7 million for the three fiscal months ended July 2, 2000 and June 27, 1999, respectively. The increase in direct and licensed revenues resulted primarily from increased fulfillment, distribution and customer care support services provided by existing direct and licensed offices. The mix between direct and licensed revenues was impacted by the repurchase of six licensed offices during the first fiscal quarter of 2000 (see Note 4 to the consolidated financial statements). The increase in franchise royalties resulted from the conversion of six offices from the licensed to franchise format during the first half of fiscal 2000. These conversions also impacted licensed revenue growth in the current year. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 3.5% or $3.4 million to $102.2 million for the three fiscal months ended July 2, 2000 from $98.8 million for the three fiscal months ended June 27, 1999. This increase resulted from continued business growth as described above. Total cost of direct and licensed sales as a percentage of revenues was 76.3% for the three fiscal months ended July 2, 2000 compared to 76.7% for the three fiscal months ended June 27, 1999. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation's sales. Licensees' share of gross profit increased 3.0% or $0.3 million to $10.3 million for the three fiscal months ended July 2, 2000 from $10.0 million for the three fiscal months ended June 27, 1999 due to increased billings at existing licensed offices. Licensees' share of gross profit as a percentage of licensed gross profit was 67.7% for the three fiscal months ended July 2, 2000 compared to 68.1% for the three fiscal months ended June 27, 1999. This decrease resulted primarily from a change in the business mix of the licensed offices to include more higher volume, lower margin accounts for which the licensees typically earn a lower margin percentage based upon the terms of the franchise agreement.

        Selling and administrative expenses increased 23.3% or $3.0 million to $15.6 million for the three fiscal months ended July 2, 2000 from $12.7 million for the three fiscal months ended June 27, 1999. This increase can be attributed to business growth, implementation costs associated with the Company's new information system, operating expenses associated with the repurchased offices noted above and a $0.4 million non-recurring charge to write-off certain

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

capitalized software costs the Company no longer anticipates utilizing. Selling and administrative expenses as a percentage of total revenues were 11.7% for the three fiscal months ended July 2, 2000 as compared to 9.8% for the three fiscal months ended June 27, 1999. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

        Depreciation and amortization increased 13.6% or $0.1 million to $1.1 million for the three fiscal months ended July 2, 2000 from $0.9 million for the three fiscal months ended June 27, 1999. This increase results from the increased depreciation expense of the new information system which was placed in service in May of 1999, as well as increased goodwill amortization resulting from the repurchase of licensed offices (as discussed in Note 4 to the Consolidated Financial Statements).

        Income from operations decreased 27.0% or $1.7 million to $4.7 million for the three fiscal months ended July 2, 2000 from $6.4 million for the three fiscal months ended June 27, 1999 due to the factors described above. Income from operations as a percentage of revenues was 3.5% for the three fiscal months ended July 2, 2000 compared to 5.0% for the three fiscal months ended June 27, 1999.

        Net income decreased 21.7% or $0.9 million to $3.1 million for the three fiscal months ended July 2, 2000 from $4.0 million for the three fiscal months ended June 27, 1999 due to the factors described above. Interest expense decreased as a result of lower average borrowings under the Company's line of credit agreement in the current year. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 2.3% for the three fiscal months ended July 2, 2000 compared to 3.1% for the three fiscal months ended June 27, 1999.

For the Nine Fiscal Months Ended July 2, 2000 Compared to the Nine Fiscal Months Ended June 27, 1999

        Total revenues increased 15.2% or $55.2 million to $418.5 million for the nine fiscal months ended July 2, 2000 from $363.2 million for the nine fiscal months ended June 27, 1999. Direct revenues increased 14.8% to $229.0 million from $199.6 million, licensed revenues increased 15.6% to $186.7 million from $161.6 million and franchise royalties increased 34.4% to $2.7 million from $2.0 million for the nine fiscal months ended July 2, 2000 and June 27, 1999, respectively. The overall increase in direct and licensed revenues resulted primarily from increased fulfillment, distribution and customer care support services provided to our clients by our existing direct and licensed offices. The mix between direct and licensed revenues was impacted by the repurchase of six licensed offices during the first fiscal quarter of 2000 (see Note 4 to the consolidated financial statements). The increase in franchise royalties resulted from the conversion of six offices from the licensed to franchise format during the first half of fiscal 2000. These conversions also impacted the licensed revenue growth in the current year. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 15.8% or $43.9 million to $321.5 million for the nine fiscal months ended July 2, 2000 from $277.6 million for the nine fiscal months ended June 27, 1999. This increase resulted from continued business growth as described above. Total cost of direct and licensed sales as a percentage of revenues was 76.8% for the nine fiscal months ended July 2, 2000 compared to 76.4% for the nine fiscal months ended June 27, 1999. This increase is due primarily to a shift in the Company's business mix. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit increased 10.8% or $3.0 million to $31.1 million for the nine fiscal months ended July 2, 2000 from $28.1 million for the nine fiscal months ended June 27, 1999 due to increased billings at existing licensed offices. Licensees' share of gross profit as a percentage of licensed gross profit was 67.6% for the nine fiscal months ended July 2, 2000 and 67.8% for the nine fiscal months ended June 27, 1999.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Selling and administrative expenses increased 21.0% or $7.9 million to $45.7 million for the nine fiscal months ended July 2, 2000 from $37.8 million for the nine fiscal months ended June 27, 1999. This increase can be attributed to the business growth discussed above, the implementation and operating costs of the Company's new information system, the operating expenses of the repurchased licensed offices (as discussed in Note 4 of the Consolidated Financial Statements) and a $0.4 million non-recurring charge in the third quarter to write-off certain capitalized software costs the Company no longer anticipates utilizing. Selling and administrative expenses as a percentage of total revenues were 10.9% for the nine fiscal months ended July 2, 2000 and 10.4% for the nine fiscal months ended June 27, 1999. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

        Depreciation and amortization increased 25.9% or $.7 million to $3.3 million for the nine fiscal months ended July 2, 2000 from $2.6 million for the nine fiscal months ended June 27, 1999. This increase results from the increased depreciation expense of the new information system which was placed in service in May of 1999, as well as increased goodwill amortization resulting from the repurchase of licensed offices (as discussed in Note 4 to the Consolidated Financial Statements).

        Income from operations decreased 1.7% or $0.3 million to $16.8 million for the nine fiscal months ended July 2, 2000 from $17.1 million for the nine fiscal months ended June 27, 1999 due to the factors noted above. Income from operations as a percentage of revenues was 4.0% for the nine fiscal months ended July 2, 2000 compared to 4.7% for the nine fiscal months ended June 27, 1999.

        Net income decreased 1.5% or $0.2 million to $10.7 million for the nine fiscal months ended July 2, 2000 from $10.9 million for the nine fiscal months ended June 27, 1999 due to the factors described above. Interest expense increased as a result of increased borrowings under the Company's line of credit agreement in the current year. This was offset by a decrease in the Company's effective tax rate resulting from expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 2.6% for the nine fiscal months ended July 2, 2000 compared to 3.0% for the nine fiscal months ended June 27, 1999. All revenues and results have been internally generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $8.7 million for the nine fiscal months ended July 2, 2000 and cash used in operating activities was $8.5 million for the nine fiscal months ended June 27, 1999. Cash flows for the nine fiscal months ended June 27, 1999 were significantly impacted by transactions related to the Company's workers' compensation program in the third quarter of fiscal 1999 (see related discussion below). Additionally, cash provided by operating activities in the current year was favorably impacted by stronger accounts receivable collections.

        Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance"), whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 through March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium, a total of $18.9 million, to Reliance on April 16, 1999. Effective April 1, 2000, the Company renewed its fully insured workers' compensation program for an additional year. The Company paid the estimated premium amount of $11.1 million to Reliance on April 13, 2000 that was partially funded by borrowings under the Company's line of credit agreement.

        Cash used for purchases of fixed assets was $5.0 million for the nine fiscal months ended July 2, 2000 and $5.2 million for the nine fiscal months ended June 27, 1999. The Company's purchases consist primarily of hardware and software costs associated with its new management information system. Upgrades of computers and hardware to support the new system began in early calendar year 1999, while implementation of the related software began in the third fiscal quarter of 1999 and is scheduled to be completed in the fourth quarter of fiscal 2000. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings, and further investments in the Company's computer-based technologies to approximate $5.0 million.

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

        The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company repaid borrowings of $9.5 million, net during the nine fiscal months ending July 2, 2000 and had $8.0 million in borrowings as of July 2, 2000. Subsequent to July 2, 2000, the Company repaid the $8.0 million in borrowings from its strong operating cash flows. The line of credit agreement expires on February 28, 2002.

        The Company may continue evaluating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

        The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

YEAR 2000

        The Company has not experienced any Year 2000 related disruptions and has no basis for expecting any such events in the future.

SEASONALITY

        The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses. The first fiscal quarter has historically been strong as a result of manufacturing and retail emphasis on holiday sales. The second fiscal quarter historically shows little to no growth, and in some years a decline, in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity. Revenue growth for the third quarter of fiscal 2000 did not follow this historical trend.

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


                                       REMEDYTEMP, INC.

August 15, 2000                        /s/  PAUL W. MIKOS
                                       Paul W. Mikos, President and Chief
                                       Executive Officer


August 15, 2000                        /s/  ALAN M. PURDY
                                       Senior Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

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