Form 10-K405
period 2000-10-01
REMEDYTEMP INC
filed 2000-12-27
CIK 1013467

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

                    For the fiscal year ended October 1, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

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

                                                      Name of Each Exchange
         Title of Each Class                           on Which Registered
 Class A Common Stock $.01 par value                  Nasdaq National Market

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

       The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 15, 2000 on the Nasdaq National Market was $54,155,492. The aggregate market value of the Class B Common Stock (which converts to Class A upon certain transactions) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 15, 2000 on the Nasdaq National Market was $5,124,015.

       The number of shares of Class A Common Stock outstanding as of December 15, 2000 was 7,245,849 and the number of shares of Class B Common Stock outstanding as of December 15, 2000 was 1,657,194.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year end October 1, 2000. Portions of the Company's Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement shall not be deemed to be part of this report.

                                REMEDYTEMP, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
                                                                                                  --------
                                     PART I
Item 1   Business                                                                                    3
Item 2   Properties                                                                                  8
Item 3   Legal Proceedings                                                                           9
Item 4   Submission of Matters to a Vote of Security Holders                                         9

Executive Officers of the Registrant                                                                 9

                                     PART II

Item 5   Market for Registrant's Common Equity and Related Shareholder Matters                      11
Item 6   Selected Financial Data                                                                    12
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                  *
Item 8   Financial Statements and Supplementary Data                                                17
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       17

                                    PART III

Item 10  Directors and Executive Officers of the Registrant                                         18
Item 11  Executive Compensation                                                                     18
Item 12  Security Ownership of Certain Beneficial Owners and Management                             18
Item 13  Certain Relationships and Related Transactions                                             18

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                            19
Signatures                                                                                          21



* No information provided due to inapplicability of item.

                                     PART I

ITEM 1. BUSINESS

       In addition to historical information, the description of business below, management's discussion and analysis in Part II and other statements contained elsewhere in this Annual Report of Form 10-K, include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly-owned subsidiaries, (collectively the "Company"). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by use of words such as "anticipate," "believe," "estimate," "intend," "expect" or "future"). Accordingly, the Company's actual results and financial position may differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation, changes in general or local economic conditions, the availability of sufficient personnel, the Company's ability to attract and retain clients and franchisees/licensees, implementation of the Company's new IT systems, the Company's ability to attain cost reductions and other factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

GENERAL

       RemedyTemp, Inc., founded in 1965 and incorporated in California in 1974, is a rapidly growing national provider of clerical and light industrial temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 40 states and Puerto Rico through a network of 282 offices, of which 114 are Company-owned and 168 are independently-managed. During the twelve months ended October 1, 2000, the Company placed approximately 175,000 temporary workers, known as "associates," and provided over 48 million hours of staffing services to approximately 16,000 clients. From the beginning of fiscal 1996 through the end of fiscal 2000, the Company added 140 offices. Revenues and income before taxes between fiscal 1996 and fiscal 2000 increased at compound annual growth rates of 18.2% and 17.0% respectively, to $557.9 million and $22.5 million, respectively.

       The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation's temporary workforce. Beginning in November 1998, the Company began also to service the information technology sector. The clerical, light industrial and information technology sectors comprise approximately 80.1% of the nation's temporary staffing industry revenues, according to the Staffing Industry Analysts, Inc. ("SIA"), an independent staffing industry publication. Additionally, the Company intends to continue to increase its efforts in the call center and logistics areas of its clerical and light industrial sectors, respectively. During fiscal 2000, the Company built upon its strengths in these areas to meet the staffing needs of its technology clients. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company's expertise in providing associates who possess the skills and attitudinal characteristics necessary to "fit" into clients' organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

       Over the past five years, the Company has invested significant human and financial resources in the development of proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company's primary proprietary technologies are maintained and offered in the following four interactive systems: Market Analysis Profiling Sourcing ("MAPS (SM)"), a demographic system that assists branch personnel in finding associates to meet certain criteria; Human Performance Technology ("HPT(R)"), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company's associates; i/search 2000(TM), an integrated front office and back office database system that is used to pay temporary associates and bill clients as well as to classify, search and match the Company's associates to job openings using parameters based upon client needs, and Employee Data Gathering and Evaluation ("EDGE(R)"), a proprietary computer system installed at client locations to coordinate scheduling and track job performance of the client's entire temporary workforce. EDGE(R) also has the capability to customize invoices and utilization reports. The Company has substantially completed its implementation of i/search 2000(TM), which replaced Intellisearch(R), the Company's previous proprietary front office information system. The Company believes that the integrated i/search 2000(TM) will enable its Company-owned and independently-managed offices to streamline operational efficiencies and enhance client service levels. Management believes that the Company's proprietary technologies give the Company advantages over competing temporary staffing companies that do not provide similar value-added services.

THE STAFFING INDUSTRY

       Revenues for the United States temporary staffing services industry were projected by SIA to have exceeded $76.9 billion in 1999. This represents an increase of approximately 14.9% over 1998 and, since 1995, industry revenues have increased at a compound annual rate of approximately 16.7%. Economic and social factors have increased the portion of the non-farm U.S. workforce working on a temporary basis from 1.7% in 1994 to 2.3% in 1999, according to the American Staffing Association ("ASA"), an independent trade organization for the staffing industry. ASA estimates that the average daily employment in temporary help services approximates 2.9 million nationwide.

       The staffing services industry was once used predominately as a short-term solution for greater workforce needs during peak production periods and to replace workers who were abruptly terminated or who were absent due to illness or vacation. Since the late 1980s, the use of temporary services has evolved into a permanent and significant component of the staffing plans of many employers. Corporate restructuring, government regulations, advances in technology and the desire by many business entities to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, the high cost of recruitment and the risk of employment litigation have led to increasing use of temporary staffing as a means of evaluating the qualifications of personnel before hiring them on a full-time basis, as well as accomplishing reductions in workforce without the risk of wrongful termination liability.

       The clerical, light industrial and information technology sectors represent the largest three sectors of the temporary staffing industry. A staffing industry report by SIA, based on 1999 revenues, reported that the office and clerical sector accounted for $20.0 billion or approximately 26.0% of the temporary staffing industry revenues, while the light industrial sector accounted for $16.7 billion or approximately 21.7% of industry revenues, and the technical/information technology sectors accounted for $24.9 billion or approximately 32.4% of industry revenues. According to SIA, from 1995 through 1999, industry revenues for the office and clerical sector increased by approximately $6.9 billion, representing a compound annual growth rate of approximately 11.2% and industry revenues for the light industrial sector increased by approximately $5.4 billion, representing a compound annual growth rate of approximately 10.3%. Industry revenues for the technical and information technology sectors increased by approximately $15.7 billion, representing a compound annual growth rate of approximately 28.3%. In the aggregate, these three sectors constituted approximately 85.7% of the $35.5 billion increase in total industry revenues during the period.

OPERATIONS

       The Company provides temporary personnel in the following three industry sectors: clerical, light industrial and information technology.

       Clerical Services. As use of temporary staffing has become more prevalent, the range of clerical positions provided by the Company has expanded beyond traditional secretarial staff to include a broad range of general business environment personnel. Clerical services include executive assistants, word processors, customer service representatives, data entry operators, accountants, bookkeepers, hosts, telemarketers, computer operators and other general office staff.

       Within the clerical services sector, the Company's Caller Access division addresses the needs of clients for call center agents. Caller Access services include customer service, help desk/product support, order takers, market surveyors, collection agents and telesales.

       Light Industrial Services. Light industrial services personnel are furnished for a variety of assignments including assembly work (such as mechanical assemblers, general assemblers, solderers and electronic assemblers), factory work (including merchandise packagers, machine operators and pricing and tagging personnel), warehouse work (such as general laborers, stock clerks, material handlers, order pullers, forklift operators, palletizers and shipping/receiving clerks), technical work (such as lab technicians, quality control technicians, bench technicians, test operators, electronic technicians, inspectors, drafters, checkers, designers, expediters and buyers) and general services (such as maintenance and repair personnel, janitors and food service workers).

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

       The Company has utilized its experience gained from the Caller Access and Logistics divisions to offer an integrated e-commerce solution to businesses and intends to continue to develop such business niches. The Company supplies customer service representatives, help desk specialists, email response agents, distribution and fulfillment workers.

       Information Technology Services. In November 1998, the Company's newest division, RemX Technology Group(SM), began providing information technology temporary staffing and consulting services. RemX Technology Group(SM) supplies contract staffing and consulting professionals in key technology categories including hardware and software engineering, database design development, Internet/Intranet site development, networking, software quality assurance and technical support.

Office Organization.

       The Company provides its services through a network of 282 office locations, 114 of which are owned and operated by the Company and 168 of which are operated as franchised or licensed offices. The table below sets forth the geographic distribution of the Company-owned and independently-managed offices as of October 1, 2000.

                                COMPANY-OWNED      LICENSED AND         TOTAL
                                   OFFICES      FRANCHISED OFFICES     OFFICES
                                -------------   ------------------     -------
California                            87                 2                89
Western Region(1)                      7                23                30
Midwestern Region(2)                   7                40                47
Southeastern Region(3)                11                80                91
Northeastern Region(4)                 2                22                24
Puerto Rico                            0                 1                 1
                                     ---               ---               ---
Total                                114               168               282
                                     ===               ===               ===

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

Company-Owned Offices.

       The Company-owned offices are concentrated in California, with locations in 12 other states. These offices are organized into six divisions, each managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Each Company-owned office has an office manager who is accountable for the day-to-day operations and profitability of that office.

       Managers report to their Operational Vice Presidents, and together they are responsible for sales, client development and retention, recruitment, placement and retention of associates and general administration for their respective offices and regions. The Company believes that its decentralized structure contributes to the initiative and commitment of its management team and that its incentive compensation approach motivates managers to increase profits.

       Company-owned offices had average sales per office of approximately $2.7 million for fiscal 2000. The Company often pursues a "fill-in" strategy to expand its market penetration by transferring clients on the periphery of an existing office's territory to a newly-opened office, which can then use those established accounts as a base for further expansion. The density of Company-owned offices in certain areas also enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical and light industrial offices, allowing each to specialize and further penetrate its market.

Independently-Managed Offices.

       Independently-managed offices, structured in either franchise or license format, have been an important element of the Company's growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with highly qualified franchisees and licensees, without significant capital expenditures. Most of the Company's offices outside California are independently-managed. Independent office agreements have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements were originally entered into. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards.

       Franchises. The Company employed a traditional franchise model primarily from 1987 until 1990. As of October 1, 2000, 27 of the Company's 168 independently-managed offices were franchises. Franchisees pay all lease and working capital costs, fund payroll and collect clients' accounts. Franchisees pay the Company an initial franchise fee and royalties equal to approximately 7% of gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins. Franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use the Company's service marks, trademarks and business model, proprietary computer programs and operational support.

       Licenses. Since 1990, the Company has recruited new independent office managers as licensees. The Company switched from the franchise to the license format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. As of October 1, 2000, 141 of the Company's 168 independently-managed office locations were licensed offices. The license format differs from the franchise format in that the Company acts as the employer of all temporary personnel affiliated with the office. The Company funds payroll, collects clients' accounts and remits to the licensee 60%-70% of the office's gross profit, based upon the level of hours billed during the licensee's contract year. However, the Company's share of the licensee's gross profit is not less than 7.5% of the licensee's gross billings, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Beginning in April 1999, and to reflect the increased value-added services and proprietary technologies provided by the Company, the gross profit remitted to new licensees is 60%-65% of the office's gross profit. For these licensees, the Company's share of the licensee's gross profit cannot be less than 8.75% of the licensee's gross billings, subject to a similar reduction on national accounts as discussed above.

CLIENTS

       During the twelve months ended October 1, 2000, the Company served approximately 16,000 clients nationwide. The Company's ten highest volume clients in fiscal 2000 accounted for approximately 16.9% of the Company's system-wide gross billings. No single client accounted for more than 3.5% of the Company's system-wide gross billings for fiscal 2000.

COMPETITION

       The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco Employment Services, Interim Services, Inc., Kelly Services, Inc., Manpower Inc. and Robert Half International, Inc. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company's offices in their limited areas. In the information technology sector, the Company believes that its competitors include Alternative Resources, Hall Kinion, Modis Professional Services and Metro Information Services.

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

       The Company expects ongoing vigorous competition and pricing pressure from national, regional and local providers, and there is no assurance that the Company will be able to maintain or increase its market share or profitability.

WORKERS' COMPENSATION

       From July 22, 1997 through March 31, 1999, the Company utilized an insured workers' compensation program for Company-owned and licensed offices, administered through its wholly-owned subsidiary, Remedy Insurance Group, LTD ("RIG"). Under this program, the Company paid a deductible of up to $250,000 per individual claim and purchased excess liability coverage for individual claims greater than $250,000 and aggregate claims greater than $7.5 million for the twelve months ended July 1998, and $7.0 million for the nine months ended March 1999.

       Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. The Company paid the aggregate cost of both the reinsurance contract and the one-year premium, a total of $18.9 million, to Reliance on April 16, 1999. The one-year premium was based upon estimated payroll levels. As actual payroll for the policy year ended March 31, 2000 exceeded the estimated amount, the Company owes additional premiums for this policy year. As of October 1, 2000, the Company has accrued $2.8 million in additional premium expense.

       The reinsurance contract discussed above included a provision for additional payments up to $700,000 in the event that ultimate losses exceed the projected losses as of April 1, 1999. During fiscal 1999, the Company provided for the additional $700,000 due to the ultimate loss projections.

       Effective April 1, 2000, the Company renewed its fully insured workers' compensation program for an additional year. The premium for this program is based upon actual payroll costs multiplied by a fixed rate. The Company paid a premium amount of $11.1 million to Reliance on April 13, 2000 based upon estimated payroll levels. If actual payroll exceeds the estimated amount, the Company will owe additional workers' compensation premiums for this policy year as well.

EMPLOYEES

       As of October 1, 2000, the Company employed a staff of approximately 500 individuals (excluding temporary associates). During fiscal 2000, approximately 175,000 temporary associates were placed by the Company through Company-owned and independently-managed offices. Approximately 80,000 of the temporary associates were employed by Company-owned offices and approximately 74,000 were employed through licensed offices. Approximately 20,000 of the temporary associates were placed by franchised offices, and are not employed by the Company but are legal employees of the franchised offices. At any given time during 2000, only a portion of these employees were placed on temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.

GOVERNMENTAL REGULATION

       The Company's marketing and sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in 19 states. In those states, the Company is required to file a registration application, provide notice or qualify for an exemption. The Company has filed, or is in the process of filing, the appropriate registration application or provided notice in 12 of these states and has obtained an exemption from such registration requirements in the remaining 7 states. The Company files and distributes to prospective franchisees and licensees Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company's ongoing relationships with its franchisees and licensees are regulated by applicable federal and state franchise laws.

PROPRIETARY RIGHTS AND SYSTEMS

       The Company has developed, either internally or through hired consultants, its MAPS(SM), HPT(R), EDGE(R), IntelliSearch(R) and i/search 2000(TM) computer systems. These proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.

       The Company has registered the following trademarks and service marks with the U.S. Patent & Trademark Office: REMEDY(R), REMEDY TEMPORARY SERVICES(R), REMEDYTEMP(R), CALLER ACCESS(R), INTELLISEARCH(R), INTELLIGENT STAFFING(R), HIRE INTELLIGENCE(R), EDGE(R), VSM(R), HPT(R) and THE INTELLIGENT TEMPORARY(R). In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register the following trademarks and service marks: MAPS(SM), i/search 2000(TM), REMX TECHNOLOGY GROUP(SM), REMX(SM), STARS(SM), NON-STOP(SM) and WE WON'T SEND YOU A DUMMY(SM). In general, these marks are used by the Company and its licensees and franchisees, except that REMX TECHNOLOGY GROUP(SM) and REMX(SM) are used exclusively by the Company.

RISK FACTORS

Among the risks affecting the Company are the following:

       Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, companies may reduce their use of temporary employees before undertaking layoffs of their full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company's business. Because the Company currently derives a significant portion of its system-wide billings from the California market (approximately 42.8% in fiscal 2000), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

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

       Ability to Continue Company Growth. The Company has grown rapidly in recent years by opening new offices and increasing the volume of services provided through existing offices. There can be no assurance that the Company will continue to be able to maintain or expand its market presence in its current locations, successfully enter other markets or successfully enter and compete in new industry sectors. The ability of the Company to continue its growth will depend on a number of factors including existing and emerging competition, the availability of working capital to support such growth, the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, find and retain clients and manage costs. Other factors that may impact the Company's future growth or profitability include the availability of sufficient personnel, increased costs of personnel (due to various factors including workers' compensation insurance costs or increased wage rates) and the potential negative impact on margins.

       Franchising and Licensing Risks. The Company derives a substantial amount of its system-wide billings (approximately 49.7% in fiscal 2000) from franchised and licensed operations. The ownership of the Company's franchised and licensed offices is concentrated, with the ten largest franchisees and licensees together accounting for approximately 23.0% of the Company's system-wide billings in fiscal 2000. The loss of one or more of these relationships, or other franchisees or licensees who may in the future account for a significant portion of the Company's revenues, could have a material adverse effect on the Company's results of operations.

       Implementation of Information System. The Company has substantially implemented its new integrated front and back office information system, i/search 2000(TM). There can be no assurance that the Company's conversion from its previous IT systems to i/search 2000(TM) will be without disruption. Any such disruption may have an adverse impact on the Company's operational and financial performance.

ITEM 2.  PROPERTIES

       The Company does not own any real property. The Company leases its corporate headquarters in Aliso Viejo, California, from Parker-Summit, LLC. The lease agreement provides for leased premises, totaling approximately 52,500 square feet in size, at a fixed rate of $1.93 per square foot per month, for a fixed term of five and one-half years from the date of occupancy. The base rent includes amounts for operating costs, which include, but are not limited to, property taxes, utilities, supplies, repairs and maintenance, janitorial staff, security staff and insurance premiums on the building. In addition to base rent, after the first year of occupancy, the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease after the initial term for an additional term of five years. The Company moved into its current corporate headquarters in September 1998.

       As of October 1, 2000, the Company leased the space occupied by all of its 114 Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees and licensees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's security holders during the Company's fourth quarter of the fiscal year ended October 1, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officer employees of the Company and their respective ages as of October 1, 2000, are set forth below.

         NAME                          AGE                    POSITION(s) HELD
         ----                          ---                    ----------------
Robert E. McDonough, Sr.               78               Chairman of the Board of Directors
Paul W. Mikos                          55               Chief Executive Officer, President and Director
Greg Palmer                            44               Executive Vice President and Chief Operations Officer
Alan M. Purdy                          60               Senior Vice President and Chief Financial Officer
Gunnar B. Gooding                      37               Senior Vice President, Human Resources and Legal Affairs
William M. Herbster                    48               Vice President, Marketing
Norman H. Leibson                      55               Vice President, Information Technology
Cosmas N. Lykos                        32               Vice President of Business Affairs, General Counsel and Secretary

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

       Gunnar B. Gooding has served as Vice President, Human Resources and Legal Affairs since April 2000 and prior to that as Vice President, General Counsel since September 1998. From September 1989 to September 1998, Mr. Gooding worked as an attorney at Gibson, Dunn & Crutcher LLP where he specialized in employment litigation.

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

       Cosmas N. Lykos has served as Vice President of Business Affairs, General Counsel and Secretary since December 2000 and prior to that as Vice President, General Counsel and Secretary since September 1998. From September 1994 to September 1998, Mr. Lykos served as a corporate associate at Gibson, Dunn & Crutcher LLP, specializing in mergers and acquisitions, public offerings, franchise and general corporate matters.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       Since July 11, 1996, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "REMX." Prior to July 11, 1996, the Company's stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A common Stock for fiscal 2000 and fiscal 1999:


                                       FOR THE THREE MONTHS ENDED
                        ----------------------------------------------------------

                        JANUARY 2,       APRIL 2,        JULY 2,        OCTOBER 1,
                          2000            2000            2000            2000
                        ----------       --------        -------        ----------
High ..........          $20.13          $23.50          $22.88          $12.94
Low ...........          $10.25          $17.38          $10.00          $11.00

                       DECEMBER 27,     MARCH 28,        JUNE 27,       OCTOBER 3,
                          1998            1999            1999            1999
                       ------------     ---------        --------       ----------
High ..........          $22.13          $18.75          $15.00          $19.50
Low ...........          $11.13          $12.00          $ 9.81          $13.00

       As of December 15, 2000, there were an estimated 1400 shareholders of record of the Company's Class A Common Stock and 10 shareholders of record of the Company's Class B Common Stock.

       Subsequent to the Company's initial public offering in fiscal 1996, the Company has not declared or paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

       The selected financial data with respect to the Company set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following selected financial information as of and for the fiscal years ended October 1, 2000, October 3, 1999, September 27, 1998, September 28, 1997 and September 29, 1996 has been derived from the audited financial statements of the Company.


                                                                                    FISCAL YEAR ENDED(1)
                                                             ----------------------------------------------------------------
                                                               2000          1999          1998          1997          1996
                                                               ----          ----          ----          ----          ----
                                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Total revenues ........................................      $557,860      $513,536      $451,344      $360,346      $285,519

Income before income taxes ............................        22,515        24,749        23,177        17,424        12,007
Provision for income taxes(2) .........................         8,151         9,528         9,271         7,231         7,794
                                                             --------      --------      --------      --------      --------
Net income ............................................      $ 14,364      $ 15,221      $ 13,906      $ 10,193      $  4,213
                                                             ========      ========      ========      ========      ========
Net income per share, basic ...........................      $   1.62      $   1.72      $   1.55      $   1.15      $   0.58
                                                             ========      ========      ========      ========      ========
Weighted-average number of shares, basic ..............         8,878         8,864         8,966         8,896         7,225

Net income per share, diluted .........................      $   1.59      $   1.71      $   1.50      $   1.13      $   0.58
                                                             ========      ========      ========      ========      ========
Weighted-average number of shares, diluted ............         9,020         8,923         9,297         9,042         7,250

PRO FORMA DATA(2):
Income before income taxes ............................                                                              $ 12,007
Provision for income taxes ............................                                                                 4,923
                                                                                                                     --------
Net income ............................................                                                              $  7,084
                                                                                                                     ========

BALANCE SHEET DATA:
Cash and cash equivalents .............................      $  1,084      $  7,887      $    450      $  5,128      $ 10,959
Working capital .......................................      $ 62,983      $ 51,969      $ 42,398      $ 39,130      $ 35,341
Total assets ..........................................      $118,654      $116,721      $ 89,785      $ 73,806      $ 63,906
Long-term debt ........................................      $      0      $      0      $      0      $    281      $    734
Shareholders' equity ..................................      $ 90,471      $ 75,456      $ 62,437      $ 47,061      $ 36,276

-----------
(1) The fiscal year end of RemedyTemp, Inc., including its wholly-owned subsidiaries (collectively the "Company"), is a 52 or 53 week period ending the Sunday closest to September 30. Thus, "fiscal 2000," "fiscal 1999," "fiscal 1998," "fiscal 1997" and "fiscal 1996" refer to the Company's fiscal years ending October 1, 2000, October 3, 1999, September 27, 1998, September 28, 1997 and September 29, 1996, respectively. Fiscal year 1999 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(2) Prior to the Company's initial public offering (the "Offering") in July 1996, the Company operated as an S corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state income tax laws. The pro forma income statement data reflects provisions for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation for the entire 1996 fiscal year. The termination of the Company's S corporation status in connection with the Offering resulted in a non-recurring net charge to actual earnings of $7.8 million in the fourth quarter of fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company provides temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. During the twelve fiscal months ended October 1, 2000, the Company placed approximately 175,000 temporary workers and provided over 48 million hours of staffing services to approximately 16,000 clients. From the beginning of fiscal 1996 through the end of fiscal 2000, the Company added 140 offices for a total of 282 offices. Revenues and income before taxes between fiscal 1996 to fiscal 2000 increased at compound annual growth rates of approximately 18.2% and 17.0%, respectively, to $557.9 million and $22.5 million, respectively.

OPERATIONS

       The Company's revenues are derived from Company-owned offices (direct sales) and independently-managed offices (licensed sales and franchise royalties). Under the Company's franchise arrangements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients' accounts. Generally, the franchisee pays the Company an initial franchise fee and royalties equal to 7% of its gross billings (except for national accounts on which royalties are paid at a reduced rate). The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. Under the Company's license arrangements, the licensee pays the Company an initial license fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed office, handles invoicing and collecting clients' accounts, and remits to the licensee 60% - 70% of the office's gross profit. However, the Company's share of the licensee's gross profit is not less than 7.5% of the licensee's gross billings, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. The percentage of gross profit paid to the licensee is based on the level of hours billed during the contract year.

       As of October 1, 2000, there were 27 independently-managed offices operating as franchises and 141 operating as licensed offices. In general, independently-managed offices opened from 1987 to 1990 are operated as franchises, and independently-managed offices opened since 1990 are operated as licensed offices. The Company moved from franchise to license format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. Accordingly, the number of independently-managed offices is not anticipated to increase, except in certain circumstances when a licensed office may convert to the independently-managed franchise format. The number of licensed offices is expected to increase because new independently-managed offices will be opened in license format and offices currently operated as franchises may, depending upon various factors, be converted to license format. However, existing franchisees have the option under their contract to open new franchise offices within their territory. If the number of franchise offices is reduced, royalty revenues will decrease.

       The table on the following page sets forth for the last five fiscal years, the number of Company-owned, franchised and licensed offices and customer billings associated with each. Total system-wide billings consist of all services billed to clients by all Company-owned and independently-managed offices. For the Company-owned offices and licensed offices, all billings are Company revenues; for franchised offices, Company revenues are limited to the royalties earned on gross billings. Average billings per office are computed by dividing the relevant billings by the number of related offices. The Company's long-term revenue growth depends in part upon its ability to continue to attract new clients, retain existing clients and open new offices, as well as its ability to enhance the sales of existing offices beyond historical levels.

                                                                     FISCAL YEAR ENDED
                                              ----------------------------------------------------------------
                                                2000          1999          1998          1997          1996
                                                ----          ----          ----          ----          ----
                                                                   (DOLLARS IN THOUSANDS)
COMPANY-OWNED OFFICES
Number of offices ......................           114           101            98            86            68
Average hours billed per office ........       225,682       241,108       241,216       233,233       248,062
Total billings .........................      $306,955      $279,206      $274,577      $221,679      $184,564
Average billings per office ............      $  2,693      $  2,764      $  2,802      $  2,578      $  2,714

LICENSED OFFICES
Number of offices ......................           141           130           117            93            73
Average hours billed per office ........       130,303       137,065       118,494       123,813       117,373
Total billings .........................      $247,246      $231,481      $173,764      $135,532      $ 98,003
Average billings per office ............      $  1,754      $  1,781      $  1,485      $  1,457      $  1,343

FRANCHISED OFFICES
Number of offices ......................            27            20            19            20            20
Average hours billed per office ........       154,869       158,713       184,679       190,345       190,674
Total billings .........................      $ 55,906      $ 43,845      $ 45,371      $ 46,526      $ 44,304
Average billings per office ............      $  2,071      $  2,192      $  2,388      $  2,326      $  2,215
Royalties ..............................      $  3,552      $  2,689      $  2,812      $  2,948      $  2,811

TOTAL OFFICES ..........................           282           251           234           199           161
TOTAL SYSTEM-WIDE BILLINGS .............      $610,107      $554,532      $493,712      $403,737      $326,871
AVERAGE HOURS BILLED PER OFFICE ........       171,212       180,656       175,265       177,786       181,677
TOTAL COMPANY REVENUES .................      $557,860      $513,536      $451,344      $360,346      $285,519

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

       Total revenues increased 8.6% or $44.3 million to $557.9 million for fiscal 2000 from $513.5 million for fiscal 1999. Direct revenues increased 9.9% to $307.0 million from $279.2 million, licensed revenues increased 6.8% to $247.2 million from $231.5 million and franchise royalties increased 32.1% to $3.6 million from $2.7 million for fiscal 2000 compared to fiscal 1999, respectively. The overall increase in direct and licensed revenues resulted primarily from increased fulfillment, distribution and customer care support services provided to our clients by our existing direct and licensed offices. The mix between direct and licensed revenues was impacted by the repurchase of seven licensed offices during fiscal 2000 (see Note 5 to the Consolidated Financial Statements). The increase in franchise royalties resulted primarily from the conversion of six offices from the licensed to franchise format during the first half of fiscal 2000. The year over year comparison of total revenues is also impacted by the number of weeks in each of the fiscal periods. Fiscal 2000 included 52 weeks of operations as compared to 53 weeks in fiscal 1999. Excluding the additional week in fiscal 1999, the year over year increase in total revenues would have been greater. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients and licensees, retain existing clients and licensees, open new offices and manage newly opened offices to maturity.

       Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 8.7% or $34.3 million to $428.1 million for fiscal 2000 from $393.8 million for fiscal 1999. This increase resulted from continued business growth as described above, as well as a $0.2 million non-recurring charge in the third quarter relating to an unanticipated settlement with an insurance company related to previous years' workers' compensation costs. Total cost of direct and licensed sales as a percentage of revenues was consistent at 76.7% for both fiscal 2000 and fiscal 1999. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

       Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is generally based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation's sales, subject to a similar reduction on national accounts as discussed above. Licensees' share of gross profit increased 4.6% or $1.8 million to $41.4 million for fiscal 2000 from $39.6 million for fiscal 1999 due to an overall net increase in billings at existing licensed offices. As previously discussed, the overall increase in licensed office billings was impacted by the office conversions noted above. Licensees' share of gross profit as a percentage of licensed gross profit was 67.7% for fiscal 2000 as compared to 67.5% for fiscal 1999.

       Selling and administrative expenses increased 17.6% or $9.2 million to $61.6 million for fiscal 2000 from $52.4 million for fiscal 1999. This increase can be attributed in part to the business growth discussed above, the implementation and operating costs of the Company's new information systems, increased bad debt expense in fiscal 2000, the operating expenses of the repurchased licensed offices and a $0.4 million non-recurring charge in the third quarter to write-off certain capitalized software costs the Company no longer anticipates utilizing. The Company has recently implemented several operational and organizational changes designed to increase efficiency in a cost-effective manner. However, there can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

       Depreciation and amortization increased 24.5% or $0.9 million to $4.6 for fiscal 2000 from $3.7 million for fiscal 1999. This increase results from the increased depreciation expense associated with the Company's new front office information system which was placed in service in May of 1999, as well as increased goodwill amortization resulting from the repurchase of licensed offices (as discussed in Note 5 to the Consolidated Financial Statements).

       Income from operations decreased 8.2% or $2.0 million to $22.1 million for fiscal 2000 from $24.1 million for fiscal 1999 due to the factors noted above. Income from operations as a percentage of revenues was 4.0% for fiscal 2000 compared to 4.7% for fiscal 1999.

       Net income decreased 5.6% or $0.9 million to $14.4 million for fiscal 2000 from $15.2 million for fiscal 1999 due to the factors described above. Interest expense increased as a result of increased borrowings under the Company's line of credit agreement in the current year. This was offset by a decrease in the Company's effective tax rate resulting from expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 2.6% for fiscal 2000 compared to 3.0% for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

       Total revenues increased 13.8% or $62.2 million to $513.5 million for fiscal 1999 from $451.3 million for fiscal 1998. Direct revenues increased 1.7% to $279.2 million from $274.6 million, while licensed revenues increased 33.2% to $231.5 million from $173.8 million for fiscal 1999 compared to fiscal 1998, respectively. During fiscal year 1998, the Company elected not to renew a contract in which the client requested a substantially reduced gross margin. As of December 1998, the Company discontinued providing service to this high volume, low gross margin client, which had primarily been serviced by the Company's direct offices. Excluding this client, revenues at the direct offices increased 15.2% and total Company revenue increased 22.6% for fiscal 1999 compared to fiscal 1998. The expansion of business at existing licensed offices as well as the opening of additional offices account for the increase in licensed revenue. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients and licensees, retain existing clients and licensees, open new offices and manage newly opened offices to maturity.

       Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 14.4% or $49.7 million to $393.8 million for fiscal 1999 from $344.1 million for fiscal 1998. Such increase was primarily due to increased revenues as discussed above. Total cost of direct and licensed sales as a percentage of revenues was 76.7% for fiscal 1999 compared to 76.2% for fiscal 1998. The increase is due in part to a shift in the mix of business to an increased percentage of light industrial and technical business, which tends to have lower gross margins than clerical business. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

       Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. Licensees' share of gross profit increased 31.4% or $9.5 million to $39.6 million for fiscal 1999 from $30.1 million for fiscal 1998. Licensees' share of gross profit as a percentage of licensed gross profit was 67.5% for fiscal 1999 compared to 67.7% for fiscal 1998.

       Selling, general and administrative expenses, including depreciation and amortization, increased 1.4% or $0.8 million to $56.1 million for fiscal 1999 from $55.3 million for fiscal 1998. Selling, general and administrative expenses as a percentage of total revenues decreased to 10.9% for fiscal 1999 from 12.3% for fiscal 1998. This reduction was due in part to a decrease in profit sharing and bonus expense to $5.1 million for fiscal 1999 compared to $6.1 million for fiscal 1998 and to a reduction in bad debt expense of $1.1 million in fiscal 1999.

       Income from operations increased 10.3% or $2.2 million to $24.1 million for fiscal 1999 from $21.8 million for fiscal 1998 due to the factors described above. Operating income as a percentage of revenues decreased to 4.7% for fiscal 1999 from 4.8% for fiscal 1998.

       Net income increased 9.5% or $1.3 million to $15.2 million for fiscal 1999 from $13.9 million for fiscal 1998 due to the factors described above. Net income was also favorably impacted by a decrease in the Company's effective tax rate. The lower rate reflects the expected tax savings from Work Opportunity Tax Credits. As a percentage of total revenues, net income decreased to 3.0% in 1999 from 3.1% in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

       Cash provided by operating activities was $18.2 million in fiscal 2000 and cash used in operating activities was $0.9 million in fiscal 1999. Cash used in operating activities was significantly impacted by transactions related to workers' compensation program in both fiscal 2000 and fiscal 1999, as discussed below. Additionally, cash provided by operating activities in the current year was favorably impacted by stronger accounts receivable collections.

       Prior to April 1, 1999 the Company had an insured workers' compensation program through RIG whereby the Company paid a deductible of $250,000 per individual claim with third party insurance covering individual claims in excess of the deductible amount. Under this program, the Company accrued for individual claims at the expected ultimate loss amount based upon current information and historical loss experience. The deductible was paid, and the liability reduced, as claims were processed. As a result, the Company had an accrued workers' compensation liability of $5.2 million under this program at September 27, 1998.

       Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999, thereby accelerating the projected deductible payment and reducing the accrued workers' compensation liability. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance for the following year. The Company paid the aggregate cost of both the reinsurance contract and the estimated one-year premium, a total of $18.9 million, to Reliance on April 16, 1999 with borrowings under its line of credit agreement. The estimated premium for the one-year fully insured program was capitalized as a prepaid cost and amortized over the policy year based upon actual payroll. As a result, the Company had prepaid workers' compensation insurance of $4.5 million at October 3, 1999. The one-year premium was based upon estimated payroll levels. As actual payroll for the policy year ended March 31, 2000 exceeded the estimated amount, the Company owes additional premiums for this policy year. As of October 1, 2000, the Company has accrued $2.8 million in additional premium expense for the initial one-year policy period.

       Effective April 1, 2000, the Company renewed its fully insured workers' compensation program an additional year. The Company paid a premium amount of $11.1 million to Reliance on April 13, 2000 based upon estimated payroll levels. The estimated premium has been capitalized and is being amortized over the policy period consistent with the prior one-year policy.

       Cash used for purchases of fixed assets was $6.5 million and $6.6 million in fiscal 2000 and fiscal 1999, respectively. The purchases in fiscal 2000 and fiscal 1999 primarily resulted from expenditures associated with the Company's new management information system and branch office openings. Upgrades of computers and hardware to support the new system were begun and completed during fiscal year 1999. Implementation of the related software began during fiscal 1999 and was completed near the end of fiscal 2000. In fiscal 2001, the Company anticipates capital expenditures associated with direct office openings and further investments in the Company's computer-based technologies will approximate $5.0 million.

       During fiscal 2000, the Company acquired seven licensed offices (six in Virginia and one in Philadelphia) and during fiscal 1999, the Company acquired two licensed offices in Stockbridge and College Park, Georgia. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

       The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company repaid borrowings of $17.5 million, net during fiscal 2000 and has no borrowings outstanding as of October 1, 2000. The line of credit is unsecured and expires on February 28, 2002. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these covenants.

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

SEASONALITY

       The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses. The first fiscal quarter has historically been strong as a result of manufacturing and retail emphasis on holiday sales. Historically, the second fiscal quarter shows a slight decline in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

INFLATION

       The effects of inflation on the Company's operations were not significant during the periods presented in the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

       Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant." Information as to the Board of Directors of the Company required by this item is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Proposal 1--Election of Directors." Information as to the Company's reporting persons' compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

       Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation and Other Information," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    Financial Statements.


              (1) Consolidated Financial Statements filed as part of this Report are set forth in the "Index to Consolidated Financial Statements" on page F-1 of this Report.

              (2) The Financial Statement Schedule filed as part of this report is set forth in the "Index to Consolidated Financial Statements" on page F-1 of this report.

              (3)    The following Exhibits are filed as part of this Report.

NUMBER
EXHIBIT                        DESCRIPTION
-------                        -----------
  3.1       Amended and Restated Articles of Incorporation of the Company(a)

  3.2       Amended and Restated Bylaws of the Company(g)

  4.1       Specimen Stock Certificate(a)

  4.2       Shareholder Rights Agreement(a)

 10.1       Robert E. McDonough, Sr. Amended and Restated Employment Agreement(h)

 10.2       Paul W. Mikos Employment Agreement(j)

 10.5       Registration Rights Agreement with R. Emmett McDonough and Related Trusts(a)

 10.6       Alan M. Purdy Change in Control Severance Agreement(j)

 10.7       Deferred Compensation Agreement for Alan M. Purdy(a)

 10.8       Letter regarding potential severance of Jeffrey A. Elias(a)

 10.9       Form of Indemnification Agreement(a)

 10.11      Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan(i)

 10.12      Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(a)

 10.13      Form of Franchising Agreement for Licensed Offices(g)

 10.14      Form of Franchising Agreement for Franchised Offices(a)

 10.15      Form of Licensing Agreement for IntelliSearch(R)(a)

 10.18      Additional Deferred Compensation Agreement for Alan M. Purdy(b)

 10.19      Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)

 10.22      RemedyTemp, Inc. Deferred Compensation Plan(d)

 10.23      Greg Palmer Employment Agreement(e)

 10.24      1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors(f)

 10.25      Form of Licensing Agreement for i/search 2000(TM)(g)

 10.26      Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(i)

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

REMEDYTEMP, INC.

 /s/  PAUL W. MIKOS
--------------------------------
Paul W. Mikos
President and Chief Executive Officer
December 27, 2000

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


            SIGNATURE                                TITLE                                   DATE
            ---------                                -----                                   ----
/s/  ROBERT E. MCDONOUGH              Chairman of the Board of Directors              December 27, 2000
--------------------------------
Robert E. McDonough, Sr.


/s/  PAUL W. MIKOS                    President and Chief Executive Officer           December 27, 2000
--------------------------------
Paul W. Mikos


                                      Senior Vice President and Chief  and
/s/  ALAN M. PURDY                    Financial Officer (Principal Financial          December 27, 2000
--------------------------------      Accounting Officer)
Alan M. Purdy


/s/  WILLIAM D. CVENGROS              Director                                        December 27, 2000
--------------------------------
William D. Cvengros


/s/  JAMES L. DOTI                    Director                                        December 27, 2000
--------------------------------
James L. Doti, Ph.D.


/s/  ROBERT A. ELLIOTT                Director                                        December 27, 2000
--------------------------------
Robert A. Elliott


/s/  MARY GEORGE                      Director                                        December 27, 2000
--------------------------------
Mary George


/s/  J. MICHAEL HAGAN                 Director                                        December 27, 2000
--------------------------------
J. Michael Hagan


/s/  JOHN B. ZAEPFEL                  Director                                        December 27, 2000
--------------------------------
John B. Zaepfel

                                REMEDYTEMP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS:

   Report of Independent Accountants                                             F-2

   Consolidated Balance Sheets as of October 1, 2000 and October 3, 1999         F-3

   Consolidated Statements of Income for the three fiscal years ended
            October 1, 2000, October 3, 1999 and September 27, 1998              F-4

   Consolidated Statements of Shareholders' Equity for the three fiscal years
            Ended October 1, 2000, October 3, 1999 and September 27, 1998        F-5

   Consolidated Statements of Cash Flows for the three fiscal years ended
            October 1, 2000, October 3, 1999 and September 27, 1998              F-6

   Notes to Consolidated Financial Statements                                    F-7


FINANCIAL STATEMENT SCHEDULES:

   For the three fiscal years ended October 1, 2000, October
      3, 1999 and September 27, 1998

   II - Valuation and Qualifying Accounts                                        F-17

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of RemedyTemp, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of RemedyTemp, Inc. and its subsidiaries (the "Company") at October 1, 2000 and October 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------
    PricewaterhouseCoopers LLP

Orange County, California
November 10, 2000

                                REMEDYTEMP, INC.

                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                OCTOBER 1,       OCTOBER 3,
                                                                                                   2000             1999
                                                                                                 --------         --------
Current assets:
     Cash and cash equivalents .........................................................         $  1,084         $  7,887
     Accounts receivable, net of allowance for doubtful accounts of $1,888 and
       $2,038, respectively ............................................................           78,556           76,304
     Prepaid expenses and other current assets .........................................            4,824            3,986
     Prepaid workers' compensation insurance (Note 1) ..................................            4,877            4,476
     Deferred income taxes (Note 4) ....................................................            1,825              581
                                                                                                 --------         --------

                   Total current assets ................................................           91,166           93,234
Fixed assets, net (Note 2) .............................................................           20,313           18,204
Other assets ...........................................................................            2,491            2,655
Deferred income taxes (Note 4) .........................................................              129              924
Goodwill, net of accumulated amortization of $415 and $296,
     respectively (Note 5) .............................................................            4,555            1,704
                                                                                                 --------         --------
                   Total assets ........................................................         $118,654         $116,721
                                                                                                 ========         ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................................         $  3,055         $  2,909
     Accrued workers' compensation (Note 1) ............................................            4,682            1,074
     Accrued payroll, benefits and related costs .......................................           12,924           13,141
     Accrued licensees' share of gross profit ..........................................            3,657            4,857
     Line of credit (Note 3) ...........................................................               --           17,500
     Other accrued expenses ............................................................            3,865            1,784
                                                                                                 --------         --------

                   Total current liabilities ...........................................           28,183           41,265
                                                                                                 --------         --------

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
     Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding ........               --               --
     Class A Common Stock, $.01 par value; authorized 50,000 shares;
       7,246 and 7,055 issued and outstanding at October 1, 2000 and
       October 3, 1999, respectively ...................................................               72               71
     Class B Non-Voting Common Stock, $.01 par value;
       authorized 4,530; 1,657 and 1,804 issued and outstanding at October 1, 2000 and
       October 3, 1999, respectively ...................................................               17               18
     Additional paid-in capital ........................................................           33,182           32,531
     Retained earnings .................................................................           57,200           42,836
                                                                                                 --------         --------
                   Total shareholders' equity ..........................................           90,471           75,456
                                                                                                 --------         --------
                   Total liabilities and shareholders' equity ..........................         $118,654         $116,721
                                                                                                 ========         ========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   OCTOBER 1,          OCTOBER 3,      SEPTEMBER 27,
                                                     2000                1999              1998
                                                   ----------          ----------      -------------
Direct sales ..................................    $ 306,955          $ 279,206          $274,577
Licensed sales ................................      247,246            231,481           173,764
Franchise royalties ...........................        3,552              2,689             2,812
Initial license and franchise fees ............          107                160               191
                                                   ---------          ---------          --------
          Total revenues ......................      557,860            513,536           451,344
Cost of direct sales ..........................      242,052            220,947           214,870
Cost of licensed sales ........................      186,031            172,817           129,219
Licensees' share of gross profit ..............       41,447             39,614            30,138
Selling and administrative expenses ...........       61,639             52,403            52,577
Depreciation and amortization .................        4,603              3,696             2,723
                                                   ---------          ---------          --------
          Income from operations ..............       22,088             24,059            21,817
                                                   ---------          ---------          --------

Other income and expense:
    Interest (expense) income, net ............         (494)              (251)              263
    Other, net ................................          921                941             1,097
                                                   ---------          ---------          --------
Income before provision for income taxes ......       22,515             24,749            23,177
Provision for income taxes (Note 4) ...........        8,151              9,528             9,271
                                                   ---------          ---------          --------
Net income ....................................    $  14,364          $  15,221          $ 13,906
                                                   =========          =========          ========

Net income per share, basic (Note 8) ..........    $    1.62          $    1.72          $   1.55
                                                   =========          =========          ========
Weighted-average number of shares, basic ......        8,878              8,864             8,966
                                                   =========          =========          ========

Net income per share, diluted (Note 8) ........    $    1.59          $    1.71          $   1.50
                                                   =========          =========          ========
Weighted-average number of shares, diluted ....        9,020              8,923             9,297
                                                   =========          =========          ========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                          CLASS A                 CLASS B
                                                        COMMON STOCK            COMMON STOCK      ADDITIONAL
                                                     -------------------    --------------------   PAID-IN     RETAINED
                                                     SHARES      AMOUNT      SHARES      AMOUNT    CAPITAL     EARNINGS     TOTAL
                                                     ------     --------    --------    --------  ----------   --------     -----
Balance at September 28, 1997 ......................  5,930     $    60       2,997     $    30    $33,262      $13,709    $47,061
     Activity of Employee Stock Purchase Plan ......     19                                            313                     313
     Stock option activity .........................     66                                            857                     857
     Conversion upon transfer to non-affiliates ....  1,191          12      (1,191)        (12)
     Tax benefits from option activity .............                                                   300                     300
     Net income ....................................                                                             13,906     13,906
                                                     ------     -------      ------     -------    -------      -------    -------
Balance at September 27, 1998 ......................  7,206          72       1,806          18     34,732       27,615     62,437
     Activity of Employee Stock Purchase Plan ......     26           1                                333                     334
     Stock option activity .........................     24                                            355                     355
     Repurchase of common stock ....................   (203)         (2)                            (2,955)                 (2,957)
     Conversion upon transfer to non-affiliates ....      2                      (2)
     Tax benefits from option activity .............                                                    66                      66
     Net income ....................................                                                             15,221     15,221
                                                     ------     -------      ------     -------    -------      -------    -------
Balance at October 3, 1999 .........................  7,055          71       1,804          18     32,531       42,836     75,456
     Activity of Employee Stock Purchase Plan ......     15                                            166                     166
     Stock option activity .........................     29                                            419                     419
     Conversion upon transfer to non-affiliates ....    147           1        (147)         (1)
     Tax benefits from option activity .............                                                    66                      66
     Net income ....................................                                                             14,364     14,364
                                                     ------     -------      ------     -------    -------      -------    -------
Balance at October 1, 2000 .........................  7,246     $    72       1,657     $    17    $33,182      $57,200    $90,471
                                                     ======     =======      ======     =======    =======      =======    =======



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        OCTOBER 1,        OCTOBER 3,      SEPTEMBER 27,
                                                                          2000              1999              1998
                                                                        ----------        ----------      -------------
Cash flows from operating activities:
     Net income ....................................................    $ 14,364          $ 15,221          $ 13,906
         Adjustments to reconcile net income to net cash from
            operating activities:
              Depreciation and amortization ........................       4,603             3,696             2,723
              Provision for losses on accounts receivable ..........       1,485               413             1,519
              Deferred taxes .......................................        (417)              967            (4,546)
              Changes in assets and liabilities:
                  Accounts receivable ..............................      (3,737)          (13,057)           (9,428)
                  Prepaid expenses and other current assets ........        (804)             (585)           (1,414)
                  Prepaid workers' compensation insurance ..........        (401)           (4,476)               --
                  Other assets .....................................         164               (88)              (65)
                  Accounts payable .................................         146              (124)           (1,049)
                  Accrued workers' compensation ....................       3,608            (4,461)            2,630
                  Accrued payroll, benefits and related costs ......        (217)             (463)            2,115
                  Accrued licensees' share of gross profit .........      (1,200)            1,663               969
                  Other accrued expenses ...........................         599               856              (283)
                  Income taxes payable .............................          --              (479)             (894)
                                                                        --------          --------          --------
     Net cash provided by (used in) operating activities ...........      18,193              (917)            6,183
                                                                        --------          --------          --------
Cash flows from investing activities:
     Purchase of fixed assets ......................................      (6,468)           (6,573)          (10,591)
     Purchase of franchises, net of assets acquired ................      (1,613)              (60)           (1,014)
                                                                        --------          --------          --------
     Net cash used in investing activities .........................      (8,081)           (6,633)          (11,605)
                                                                        --------          --------          --------
Cash flows from financing activities:
     Borrowings under line of credit agreement .....................      12,800            23,750             1,000
     Repayments under line of credit agreement .....................     (30,300)           (6,250)           (1,000)
     Repayments under capital lease obligation .....................          --              (245)             (426)
     Proceeds from stock option activity ...........................         419               355               857
     Repurchase of Company Common Stock ............................          --            (2,957)               --
     Proceeds from Employee Stock Purchase Plan activity ...........         166               334               313
                                                                        --------          --------          --------
     Net cash (used in) provided by financing activities ...........     (16,915)           14,987               744
                                                                        --------          --------          --------
 Net (decrease) increase in cash and cash equivalents ..............      (6,803)            7,437            (4,678)
 Cash and cash equivalents at beginning of period ..................       7,887               450             5,128
                                                                        --------          --------          --------
 Cash and cash equivalents at end of period ........................    $  1,084          $  7,887          $    450
                                                                        ========          ========          ========

Other cash flow information:
     Cash paid during the period for interest ......................    $    872          $    555          $     98
     Cash paid during the period for income taxes ..................    $  9,047          $  9,768          $ 15,011

Non-cash financing activities:
     Utilization of tax benefit from disqualifying dispositions ....    $    (34)         $   (330)         $    (80)
     Tax benefit from disqualifying dispositions recorded into
        additional paid-in capital .................................    $     66          $     66          $    300



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

Description of business

         The Company's principal business is providing temporary personnel to industrial, service and technology companies, professional organizations and governmental agencies nationwide.

         The Company has two classes of Common Stock outstanding: Class A Common Stock, which has all voting and other rights normally associated with Common Stock; and Class B Common Stock, which is identical to the Class A Common Stock in all respects except that the Class B Common Stock has no voting rights except with respect to certain amendments of the Company's Amended and Restated Articles of Incorporation, certain mergers and as otherwise required by law. The Class B Common Stock automatically converts into Class A Common Stock on a share-for-share basis upon the earlier of (i) certain transfers to non-affiliates, (ii) the death or legal incapacity of Robert E. McDonough, Sr. or (iii) the tenth anniversary of the completion of the Company's initial public offering on July 16, 1996.

Summary of significant accounting policies

Fiscal year

         The Company's fiscal year includes 52 or 53 weeks, ending on the Sunday closest to September 30. Fiscal years 2000, 1999 and 1998 consisted of 52, 53 and 52 weeks, respectively.

Revenue recognition

         Revenue from the sale of services is recognized at the time the service is performed. A portion of the Company's revenue is derived from affiliate operations, which consist of franchised and licensed operations.

         Under the Company's franchised operations, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and cost of sales generated by the franchised operations are not included in the Company's consolidated financial statements. Fees are paid to the Company based upon a percentage of the gross sales generated by the franchised operation and such fees are recorded by the Company as "Franchise royalties."

         Revenues generated by licensed operations and the related costs of services are included in the Company's consolidated financial statements and are reported as "Licensed sales" and "Cost of licensed sales," respectively. The Company has the direct contractual relationship with the customer, holds title to the related customer receivables and is the legal employer of the temporary employees. Thus, certain risks associated with the licensed operations remain with the Company. "Licensee" refers to the Company's affiliates in their role as independent contractors and limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request. The licensee acts as a limited agent for the Company to market the Company's services within the licensee's territory. The net distribution paid to the licensee for the services rendered is based on a percentage of the gross profit generated by the Licensee's operation and is reflected as "Licensees' share of gross profit" in the consolidated statements of income.

         Both franchisees and licensees pay an initial fee for their affiliation with the Company. This fee is recognized as revenue when substantially all of the initial services required of the Company have been performed, and is reported by the Company as "Initial license and franchise fees."

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Concentrations of credit risk

         The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. Furthermore, the Company routinely assesses the financial strength of its customers and maintains reserves for potential credit losses. Such losses have been within management's expectations.

Use of estimates in the preparation of consolidated financial statements

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair value of financial instruments

         The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value because of the short maturity of these items. The Company's investments in equity securities are carried at fair value based upon available market information. The carrying amount of debt issued under the line of credit agreement approximates fair value at the stated interest rate, which approximates the current market rate.

Cash and cash equivalents

         For purposes of financial reporting, cash equivalents represent highly liquid short-term investments with original maturities of less than 90 days.

Investments

         The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The majority of the Company's investment portfolio consists of investments related to the Company's deferred compensation program (Note 7). These investments are classified as trading under the provisions of SFAS No. 115 and are therefore reported at fair value in the accompanying balance sheets. Both realized and unrealized gains and losses are recorded in other income or expense and generally offset the change in the deferred compensation liability which is also included in other income or expense. Investments totaling $1,960 and $1,321 at October 1, 2000 and October 3, 1999, respectively, are included in "Prepaid expenses and other current assets" in the accompanying balance sheets.

Fixed assets

         Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are three to five years for furniture and fixtures and computer equipment, excluding computer server costs, which are seven years. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the term of the lease.

         The Company currently capitalizes the costs of purchased internal-use software as well as internal and external software development costs related to its new management information system. These capitalized costs are included in fixed assets and are amortized over their estimated useful life, not to exceed seven years.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Goodwill

         Goodwill consists of the excess of purchase price over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over an estimated life of 20 years. The Company regularly reviews the individual components of the balance and recognizes any decline in value on a current basis.

Workers' compensation

         From July 22, 1997 through March 31, 1999, Remedy Insurance Group, LTD ("RIG"), a wholly-owned subsidiary, provided direct and licensed offices with an insured workers' compensation program. RIG, an offshore insurance captive domiciled in Bermuda, was incorporated and funded with an amount of $600 of restricted cash which is classified on the consolidated balance sheet as other assets. The Company utilized Lindsey Morden, a national Third Party Administrator to administer claims nationally, and Reliance National Indemnity Company to provide stop-loss insurance coverage. The Company's deductible under the insurance program was $250 per individual claim. The stop-loss coverage in effect paid individual claims costs exceeding $250 and aggregate claims greater than $7,500 for the twelve months ended July 1998, and $7,000 for the nine months ended March 1999.

         Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into a one-year fully insured workers' compensation program with Reliance. The one-year premium was based upon estimated payroll levels. The Company paid the aggregate cost of both the reinsurance contract and the estimated one-year premium, a total of $18,873, to Reliance on April 16, 1999. The one-year estimated premium was capitalized and amortized over the policy period based upon actual payroll. As of October 3, 1999, the Company had a prepaid insurance balance of $4,476. As actual payroll for the policy year ended March 31, 2000 exceeded the estimated amount, the Company amortized this remaining prepaid balance during fiscal 2000 and has accrued additional premium expense of $2,800 as of October 1, 2000 for the initial policy year.

         The reinsurance contract discussed above included a provision for additional payments up to $700 in the event that ultimate losses exceed the projected losses as of April 1, 1999. The Company provided for the additional $700 during fiscal 1999.

         Effective April 1, 2000, the Company renewed its fully insured workers' compensation program for an additional year. The premium for this program is based upon actual payroll costs multiplied by a fixed rate. The Company paid an estimated premium amount of $11,100 to Reliance on April 13, 2000 based upon estimated payroll levels. If actual payroll exceeds the estimated amount, the Company will owe additional workers' compensation premiums for this policy year as well.

Other income

         Other income consists primarily of late fees collected from customers on past due accounts receivable balances in the amounts of $1,004, $1,029 and $1,091, for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998, respectively.

Income taxes

         The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events including enactments of changes in the tax law or rates.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Accounting for stock-based compensation

         The Company accounts for its stock compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") have been included in Note 8.

2. FIXED ASSETS

                                        OCTOBER 1,       OCTOBER 3,
                                           2000            1999
                                        --------          --------
Computer equipment and software         $ 18,588          $ 16,263
Furniture and fixtures ........            4,922             4,385
Leasehold improvements ........            3,745             3,221
Construction in progress ......            7,003             4,176
                                        --------          --------
                                          34,258            28,045
Less accumulated depreciation .          (13,945)           (9,841)
                                        --------          --------
                                        $ 20,313          $ 18,204
                                        ========          ========

         Construction in progress primarily relates to expenditures for the Company's development and implementation of a new Company-wide management information system, which was placed in service subsequent to year end in October 2000.

3. LINE OF CREDIT

         On March 31, 1999, the Company renewed its revolving line of credit agreement with Bank of America, providing for aggregate borrowings and letters of credit of $40,000. Interest on outstanding borrowings is payable monthly. The interest rate is the bank's reference rate minus up to 0.25%, based upon certain financial covenants or, at the Company's discretion, LIBOR plus a range of 1.0% to 1.375%, based upon the financial covenants. The line of credit is unsecured and expires on February 28, 2002.

         At October 1, 2000 and October 3, 1999, the Company had $0 and $17,500, respectively, outstanding under its line of credit agreement. Under the provisions of the line of credit agreement, the Company must maintain certain financial ratios and comply with certain restrictive covenants. The Company was in compliance with these requirements for the fiscal years ended October 1, 2000 and October 3, 1999.

4. INCOME TAXES

         The Company's provision for income taxes consists of the following:

                                                                              FOR THE FISCAL YEAR ENDED
                                                                    -------------------------------------------
                                                                    OCTOBER 1,      OCTOBER 3,    SEPTEMBER 27,
                                                                       2000            1999           1998
                                                                    ----------      ----------    -------------
Current tax expense:
         Federal ................................................    $ 6,550          $6,628         $ 11,042
         State ..................................................      2,018           1,933            2,775
                                                                     -------          ------         --------
                            Total current .......................      8,568           8,561           13,817
                                                                     -------          ------         --------
Deferred tax expense:
         Federal ................................................       (360)            867           (3,960)
         State ..................................................        (57)            100             (586)
                                                                     -------          ------         --------
                            Total deferred ......................       (417)            967           (4,546)
                                                                     -------          ------         --------
                            Total provision for income taxes ....    $ 8,151          $9,528         $  9,271
                                                                     =======          ======         ========

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The composition of the deferred tax assets (liabilities) at October 1, 2000 and October 3, 1999 is listed below.

                                           OCTOBER 1,       OCTOBER 3,
                                             2000             1999
                                            -------          -------
Reserves and accrued liabilities ......    $ 4,404          $ 2,956
Depreciation ..........................        115              568
                                           -------          -------
    Gross deferred tax assets .........      4,519            3,524
                                           -------          -------

Prepaid expenses ......................     (2,565)          (2,019)
                                           -------          -------
    Gross deferred tax liabilities ....     (2,565)          (2,019)
                                           -------          -------
Net deferred tax assets ...............    $ 1,954          $ 1,505
                                           =======          =======



         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

                                                    FOR THE FISCAL YEAR ENDED
                                             ------------------------------------------
                                             OCTOBER 1,     OCTOBER 3,    SEPTEMBER 27,
                                               2000           1999            1998
                                             ----------     ----------    -------------
Federal tax computed at statutory rate ....    35.0%          35.0%          35.0%
State taxes, net of federal benefit .......     5.4%           5.5%           5.3%
Federal tax credits .......................    (5.1)%         (2.6)%         (1.0)%
Other .....................................     0.9%           0.6%           0.7%
                                               ----           ----           ----
Total provision for income taxes ..........    36.2%          38.5%          40.0%
                                               ====           ====           ====


5. REPURCHASE OF LICENSED AND FRANCHISED OFFICES

         During fiscal 2000, the Company acquired six licensed offices in Virginia and one licensed office in Philadelphia and during fiscal 1999, the Company acquired two licensed offices in Stockbridge and College Park, Georgia. Results of operations for the acquired licensed offices are recorded in accordance with the Company's related revenue recognition policy (Note 1) until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and preceding fiscal years, the consolidated financial information would not be significantly different. These acquisitions were accounted for under the purchase method of accounting. The combined purchase prices were allocated primarily to goodwill and are being amortized over an estimated twenty-year life.

6. COMMITMENTS AND CONTINGENT LIABILITIES

         The Company leases its corporate facility, Company-owned offices and certain equipment under operating leases. The leases typically require the Company to pay taxes, insurance and certain other operating expenses applicable to the leased property. Total rent expense was approximately $4,619, $3,987 and $2,867 for the years ended October 1, 2000, October 3, 1999 and September 27, 1998, respectively.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Future minimum lease commitments under all noncancellable operating leases as of October 1, 2000 are as follows:

                   FISCAL YEAR
                   -----------
2001 .................................................                    $3,363
2002 .................................................                     2,923
2003 .................................................                     1,779
2004 .................................................                       559
2005 .................................................                       232
Thereafter ...........................................                       178
                                                                          ------
              Total ..................................                    $9,034
                                                                          ======

         The Company is involved in various claims and legal actions arising in the ordinary course of business. It is the opinion of management, based upon the advice of legal counsel, that the ultimate disposition of these matters will not materially affect the Company's consolidated financial position, results of operations or cash flows.

7. EMPLOYEE BENEFIT PLANS

401(k) Plan

         The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan is open to qualified full-time and temporary employees who earn less than $80 per year. The annual amount of employer contributions to the plan is determined at the discretion of the Board of Directors, subject to certain limitations. Eligible participants may make voluntary contributions to the plan and become fully vested in the Company's contributions over a five-year period. The Company has made no contributions during the three fiscal years ended October 1, 2000.

Deferred Compensation Plan

         The Company maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 100% of their base compensation and bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company and the employees are general creditors of the Company with respect to the benefits due. For each of the three years ended October 1, 2000, the amounts charged to expense relating to the Deferred Compensation Plan were $555, $580 and $349, respectively. Included in "Accrued payroll, benefits and related costs" in the accompanying consolidated balance sheets at October 1, 2000 and October 3, 1999 was $1,571 and $1,016, respectively, relating to this plan.

8. SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

         In connection with the Company's initial public offering in July 1996 (the "Offering"), the Company implemented its 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, as amended, eligible employees may purchase shares of the Company's Common Stock based on payroll deductions. A total of 250 shares were reserved for issuance under the Purchase Plan. On August 16, 1999, the Purchase Plan was amended to enable employees of the Company's subsidiaries to participate in the Purchase Plan. The purchase price for shares granted is the lower of 85% of the market price of the stock on the first or last day of each six month purchase period. The Purchase Plan commenced on October 1, 1996.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. SHAREHOLDERS' EQUITY (CONTINUED)

         During fiscal 2000, 15 shares were purchased at prices between $10.16 and $11.95, during fiscal 1999, 26 shares were purchased at prices between $10.20 and $18.06 and during fiscal 1998, 19 shares were purchased at prices between $13.18 and $20.82 per share.

Stock Incentive Plan

         In connection with the Offering, the Company implemented its 1996 Stock Incentive Plan (the "Incentive Plan") for officers, directors and key employees of the Company. A total of 900 shares were reserved for issuance under the Incentive Plan. In February 1998 and 1999, amendments to the Incentive Plan were approved by votes of the Company's shareholders to reserve an additional 325 and 575 shares, respectively, for issuance under the Incentive Plan. Accordingly, a total of 1,800 shares have been reserved for issuance under the Incentive Plan, as amended. Options granted to employees of the Company typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options granted to non-employee, non-officer directors prior to the Offering were immediately exercisable. Options granted to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting. Grants for 241 shares at prices between $13.59 and $21.88 per share were made during fiscal 2000, grants for 262 shares at prices between $14.75 and $19.06 per share were made during fiscal 1999 and grants for 263 shares at prices between $17.93 and $29.00 per share were made during fiscal 1998.

Stock Ownership Plan for Outside Directors

         Prior to March 16, 1998, non-employee directors received an annual cash retainer of $18. Effective March 16, 1998, the Company implemented its Non-Employee Director Compensation and Deferral Plan (the "Director Plan"). Under the Director Plan, non-employee, non-officer directors receive an annual retainer in the form of shares of Common Stock with a total value of $20 on the date of the director's election and/or subsequent reelection to the Board (the "Director Shares"). The shares are earned ratably over the year and issued at the end of the annual term. When issued, the Director Shares are held in trust, on a deferred basis until a director is no longer a director of the Company. Participation in the Director Plan is mandatory. In February 2000 and 1999, a total of 6 and 4 shares, respectively, were issued to the trust for services rendered. At October 1, 2000, an additional 3 shares were earned and will be issued at the next annual meeting of shareholders in February 2001. As the trust belongs to the Company, all shares issued to the trust are treated as treasury stock for financial reporting purposes. All shares issued and earned are included in the diluted shares outstanding calculation.

Stock Repurchase

         On October 2, 1998, the Board of Directors authorized the Company to repurchase its outstanding Class A and/or Class B Common Stock in the open market or in privately negotiated transactions at the prevailing market prices not to exceed $5,000 in aggregate. During the fiscal year ended October 3, 1999, the Company repurchased 202.9 Class A Common Stock shares at prices ranging from $12.56 to $15.13, for a total of $2,957.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. SHAREHOLDERS' EQUITY (CONTINUED)

Earnings per share calculation

The table below sets forth the computation of Basic and Diluted earnings per share:

                                                             FOR THE FISCAL YEAR ENDED
                                                    ---------------------------------------------
                                                    OCTOBER 1,      OCTOBER 3,      SEPTEMBER 27,
                                                       2000            1999            1998
                                                    ----------      ----------      -------------
BASIC EPS
Income available to common shareholders .........    $14,364         $15,221           $13,906
Weighted-average number of shares, basic ........      8,878           8,864             8,966
      BASIC EPS .................................    $  1.62         $  1.72           $  1.55
                                                     =======         =======           =======

DILUTED EPS
Income available to common shareholders .........    $14,364         $15,221           $13,906
Weighted-average number of shares, basic ........      8,878           8,864             8,966
Effect of dilutive securities:
      Stock options .............................        142              59               331
                                                     -------         -------           -------
Weighted-average number of shares - assuming
      dilution ..................................      9,020           8,923             9,297
      DILUTED EPS ...............................    $  1.59         $  1.71           $  1.50
                                                     =======         =======           =======


         The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock and option plans. Had compensation cost for all stock and option plans been determined based on the fair value at the grant date of awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            FOR THE FISCAL YEAR ENDED
                                                ------------------------------------------------------
                                                OCTOBER 1, 2000   OCTOBER 3, 1999   SEPTEMBER 27, 1998
                                                ---------------   ---------------   ------------------
Net income - as reported                         $   14,364         $   15,221         $   13,906
Net income - pro forma                           $   12,556         $   13,397         $   12,355
Basic earnings per share - as reported           $     1.62         $     1.72         $     1.55
Basic earnings per share - pro forma             $     1.41         $     1.51         $     1.38
Diluted earnings per share - as reported         $     1.59         $     1.71         $     1.50
Diluted earnings per share - pro forma           $     1.39         $     1.50         $     1.34


         The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants in fiscal 2000, 1999 and 1998, respectively: dividend yield of 0.0%, 0.0% and 0.0%; risk free interest rate of 5.88%, 4.54% and 5.81%; expected volatility of 40.4%, 37.0% and 31.0% and expected lives of 3.9, 3.7 and 2.9 years. The weighted-average per share estimated fair value at the date of grant for options granted during fiscal 2000, 1999 and 1998 was $5.57, $5.26 and $6.24, respectively.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. SHAREHOLDERS' EQUITY (CONTINUED)

         The following table summarizes the activity relating to all stock and option plans:

                                                              INCENTIVE PLAN            PURCHASE            OPTIONS OUTSIDE
                                                                 OPTIONS               PLAN STOCK           INCENTIVE PLAN
                                                         -----------------------    ------------------     -------------------
                                                                       Weighted-             Weighted-               Weighted-
                                                                       Average                Average                Average
                                                                       Exercise               Exercise               Exercise
                                                           Shares       Price       Shares     Price       Shares     Price
                                                         --------      ---------   --------  ---------    -------    ---------
Options outstanding September 28, 1997                     671.6       $ 14.04        11.3    $ 13.18        --
Options granted                                            262.8       $ 21.63        15.5    $ 19.49       125.0    $ 20.72
Options canceled                                           (55.4)      $ 14.95        --         --          --         --
Options exercised                                          (65.6)      $ 13.98       (18.8)   $ 16.46        --         --
                                                         -------       -------     -------    -------     -------    -------

Options outstanding September 27, 1998                     813.4       $ 16.44         8.0    $ 18.06       125.0    $ 20.72
Options granted                                            262.0       $ 15.22        27.2    $ 10.93        --         --
Options canceled                                           (43.3)      $ 16.53        --         --          --         --
Options exercised                                          (25.4)      $ 13.91       (26.2)   $ 12.75        --         --
                                                         -------       -------     -------    -------     -------    -------
Options outstanding October 3, 1999                      1,006.7       $ 16.18         9.0    $ 11.95       125.0    $ 20.72
Options granted                                            241.0       $ 14.36         5.8    $ 10.16        --         --
Options canceled                                           (42.9)      $ 16.60        --         --          --         --
Options exercised                                          (29.2)      $ 14.24       (14.8)   $ 11.25        --         --
                                                         -------       -------     -------    -------     -------    -------
Options outstanding October 1, 2000                      1,175.6       $ 15.84        --      $  --         125.0    $ 20.72
                                                         =======       =======     =======    =======     =======    =======


         The number of exercisable options outstanding for the fiscal years ended 2000, 1999 and 1998 under the plans were 724, 441 and 242 shares, respectively, at weighted-average prices of $16.42, $16.37 and $15.14 per share, respectively. The following table summarizes information about stock options outstanding at October 1, 2000:

                             Options Outstanding                                             Options exercisable
    ----------------------------------------------------------------------------       -------------------------------
                                               Weighted-
                                               Average
                             Shares            Remaining           Weighted-             Shares            Weighted-
    Exercise Price         Outstanding          Life             Average Price         Exercisable       Average Price
    --------------         -----------         ---------        ----------------       -----------       -------------
   $10.00 - $13.00           273,088             5.8                $  13.00             218,102           $ 13.00
   $13.01 - $16.00           598,441             7.9                $  14.57             273,939           $ 15.15
   $16.01 - $20.00            89,000             8.1                $  17.60              49,600           $ 18.18
   $20.01 - $25.00           308,450             7.1                $  21.17             162,465           $ 21.38
   $25.01 - $30.00            31,667             7.1                $  26.63              19,667           $ 26.47

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9. UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

                                                                        FOR THE THREE MONTHS ENDED
                                                    -------------------------------------------------------------
                                                    JANUARY 2,        APRIL 2,          JULY 2,        OCTOBER 1,
                                                      2000              2000             2000             2000
                                                    ----------        --------          -------        ----------
Total revenues ..................................    $150,110         $134,465         $133,889         $139,396
Total cost of direct and licensed sales .........    $116,561         $102,705         $102,215         $106,602
Licensees' share of gross profit ................    $ 10,665         $ 10,179         $ 10,280         $ 10,323
Selling, general and administrative expenses ....    $ 16,610         $ 15,686         $ 16,716         $ 17,230
Net income ......................................    $  3,914         $  3,680         $  3,098         $  3,672
Net income per share, basic .....................    $   0.44         $   0.42         $   0.35         $   0.41
Net income per share, diluted ...................    $   0.44         $   0.40         $   0.34         $   0.41


                                                                      FOR THE THREE MONTHS ENDED
                                                   ---------------------------------------------------------------
                                                   DECEMBER 27,       MARCH 28,         JUNE 27,        OCTOBER 3,
                                                      1998              1999             1999             1999
                                                   ------------       ---------         --------        ----------
Total revenues ..................................    $119,826         $114,593         $128,815         $150,302
Total cost of direct and licensed sales .........    $ 90,806         $ 88,010         $ 98,786         $116,162
Licensees' share of gross profit ................    $  9,141         $  8,973         $  9,983         $ 11,517
Selling, general and administrative expenses ....    $ 13,970         $ 12,790         $ 13,636         $ 15,703
Net income ......................................    $  3,685         $  3,211         $  3,957         $  4,368
Net income per share, basic .....................    $   0.41         $   0.36         $   0.45         $   0.49
Net income per share, diluted ...................    $   0.41         $   0.36         $   0.45         $   0.49

                                REMEDYTEMP, INC.

                          FINANCIAL STATEMENT SCHEDULE
                             (AMOUNTS IN THOUSANDS)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts Receivable:

                                                  BALANCE                                                   BALANCE AT
                                               AT BEGINNING                                                   END OF
DESCRIPTION                                     OF PERIOD            ADDITIONS         DEDUCTIONS(1)          PERIOD
-----------                                     ---------            ---------         -------------          ------
Year ended October 1, 2000                        $2,038              $1,485              $1,635              $1,888
Year ended October 3, 1999                        $2,647              $  413              $1,022              $2,038
Year ended September 27, 1998                     $2,612              $1,519              $1,484              $2,647

(1) Represents write-offs of bad debts

                                 EXHIBIT INDEX



NUMBER
EXHIBIT                        DESCRIPTION
-------                        -----------
  3.1       Amended and Restated Articles of Incorporation of the Company(a)

  3.2       Amended and Restated Bylaws of the Company(g)

  4.1       Specimen Stock Certificate(a)

  4.2       Shareholder Rights Agreement(a)

 10.1       Robert E. McDonough, Sr. Amended and Restated Employment Agreement(h)

 10.2       Paul W. Mikos Employment Agreement(j)

 10.5       Registration Rights Agreement with R. Emmett McDonough and Related Trusts(a)

 10.6       Alan M. Purdy Change in Control Severance Agreement(j)

 10.7       Deferred Compensation Agreement for Alan M. Purdy(a)

 10.8       Letter regarding potential severance of Jeffrey A. Elias(a)

 10.9       Form of Indemnification Agreement(a)

 10.11      Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan(i)

 10.12      Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(a)

 10.13      Form of Franchising Agreement for Licensed Offices(g)

 10.14      Form of Franchising Agreement for Franchised Offices(a)

 10.15      Form of Licensing Agreement for IntelliSearch(R)(a)

 10.18      Additional Deferred Compensation Agreement for Alan M. Purdy(b)

 10.19      Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)

 10.22      RemedyTemp, Inc. Deferred Compensation Plan(d)

 10.23      Greg Palmer Employment Agreement(e)

 10.24      1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors(f)

 10.25      Form of Licensing Agreement for i/search 2000(TM)(g)

 10.26      Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(i)

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