Form 10-Q
period 2000-12-31
REMEDYTEMP INC
filed 2001-02-14
CIK 1013467

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

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

                                ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of February 9, 2001 there were 7,245,999 shares of Class A Common Stock and 1,657,194 shares of Class B Common Stock outstanding.

================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I--FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of  December 31, 2000 and
              October 1, 2000............................................   3

            Consolidated Statements of Income for the three fiscal
              months ended December 31, 2000 and January 2, 2000 ........   4

            Consolidated Statements of Cash Flows for the three fiscal
              months ended December 31, 2000 and January 2, 2000.........   5

            Condensed Notes to Consolidated Financial Statements.........   6

    Item 2. Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations................   7

    Item 3. Quantitative and Qualitative Disclosure About Market Risk....   *

PART II--OTHER INFORMATION

    Item 1.  Legal Proceedings...........................................   *

    Item 2.  Changes In Securities and Use of Proceeds...................   *

    Item 3.  Defaults Upon Senior Securities.............................   *

    Item 4.  Submission of Matters to a Vote of Security Holders.........   *

    Item 5.  Other Information...........................................   *

    Item 6.  Exhibits and Reports on Form 8-K............................  10

SIGNATURES...............................................................  12



* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                        DECEMBER 31,  OCTOBER 1,
                                                           2000          2000
                                                        ------------  ----------
Current assets:
   Cash and cash equivalents ..........................  $  1,488      $  1,084
   Accounts receivable, net of allowance for doubtful
     accounts of $4,307 and $1,888, respectively ......    86,570        78,556
   Prepaid expenses and other current assets ..........     3,505         4,824
   Prepaid workers' compensation insurance ............     1,471         4,877
   Deferred income taxes ..............................     1,825         1,825
                                                         --------      --------
          Total current assets ........................    94,859        91,166
                                                         --------      --------
Fixed assets, net of accumulated depreciation of
  $15,225 and $13,945, respectively ...................    19,618        20,313
Other assets, net .....................................     2,322         2,491
Deferred income taxes .................................       129           129
Goodwill, net of accumulated amortization of $478
  and $415, respectively ..............................     4,537         4,555
                                                         --------      --------
                                                         $121,465      $118,654
                                                         ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................  $  3,482      $  3,055
   Accrued workers' compensation ......................     5,212         4,682
   Accrued payroll, benefits and related costs ........    11,491        12,924
   Accrued licensees' share of gross profit ...........     3,624         3,657
   Other accrued expenses .............................     4,075         3,865
   Income taxes payable ...............................       248            --
                                                         --------      --------
          Total current liabilities ...................    28,132        28,183
                                                         --------      --------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000
    shares; none outstanding ..........................        --            --
  Class A Common Stock, $.01 par value; authorized
    50,000 shares; 7,246 issued and outstanding at
    December 31, 2000 and October 1, 2000 .............        72            72
  Class B Non-Voting Common Stock, $.01 par value;
    authorized 4,530 shares; 1,657 issued and
    outstanding at December 31, 2000 and
    October 1, 2000 ...................................        17            17
Additional paid-in capital ............................    33,182        33,182
Retained earnings .....................................    60,062        57,200
                                                         --------      --------
          Total shareholders' equity ..................    93,333        90,471
                                                         --------      --------
          Total liabilities and shareholders' equity ..  $121,465      $118,654
                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                                 --------------------------
                                                 DECEMBER 31,    JANUARY 2,
                                                    2000             2000
                                                 -----------     ----------
Direct sales .............................        $ 83,387        $  83,002
Licensed sales ...........................          65,129           66,136
Franchise royalties ......................             965              972
                                                  --------        ---------
       Total revenues ....................         149,481          150,110

Cost of direct sales .....................          65,885           66,218
Cost of licensed sales ...................          48,935           50,343
Licensees' share of gross profit .........          11,031           10,665
Selling and administrative expenses ......          18,032           15,519
Depreciation and amortization ............           1,409            1,091
                                                  --------        ---------
       Income from operations ............           4,189            6,274

Other income:
  Interest income (expense), net .........              72             (162)
  Other, net .............................             210              253
                                                  --------        ---------
Income before provision for income taxes .           4,471            6,365
Provision for income taxes ...............           1,609            2,451
                                                  --------        ---------
Net income ...............................        $  2,862        $   3,914
                                                  ========        =========
Net income per share, basic (Note 2) .....        $   0.32        $    0.44
                                                  ========        =========
Weighted-average number of shares, basic .           8,903            8,860
                                                  ========        =========

Net income per share, diluted (Note 2) ...        $   0.32        $    0.44
                                                  ========        =========
Weighted-average number of shares, diluted           8,923            8,909
                                                  ========        =========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                            ------------------------
                                                            DECEMBER 31,  JANUARY 2,
                                                               2000          2000
                                                            -----------   ----------
Cash flows from operating activities:
   Net income .......................................        $  2,862      $  3,914
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ..................           1,406         1,091
     Provision for losses on accounts receivable ....           2,316           463
     Changes in assets and liabilities:
         Accounts receivable ........................         (10,330)      (10,807)
         Prepaid expenses and other current assets ..           1,319           235
         Prepaid workers' compensation insurance ....           3,406         3,821
         Other assets ...............................             169            92
         Accounts payable ...........................             427         3,609
         Accrued workers' compensation ..............             530            38
         Accrued payroll, benefits and related costs           (1,433)       (2,510)
         Accrued licensees' share of gross profit ...             (33)       (1,118)
         Other accrued expenses .....................             210           835
         Income taxes payable .......................             248         2,373
                                                             --------      --------
   Net cash provided by operating activities ........           1,097         2,036
                                                             --------      --------
Cash flows from investing activities:
   Purchase of fixed assets .........................            (648)       (2,065)
   Purchase of franchises, net of assets acquired ...             (45)       (1,027)
                                                             --------      --------
   Net cash used in investing activities ............            (693)       (3,092)
                                                             --------      --------
Cash flows from financing activities:
   Borrowings under line of credit agreement ........              --         2,000
   Repayments under line of credit agreement ........              --        (6,250)
   Proceeds from stock option activity ..............              --            38
                                                             --------      --------
   Net cash used in financing activities ............              --        (4,212)
                                                             --------      --------
 Net increase (decrease) in cash and cash equivalents             404        (5,268)
 Cash and cash equivalents at beginning of period ...           1,084         7,887
                                                             --------      --------
 Cash and cash equivalents at end of period .........        $  1,488      $  2,619
                                                             ========      ========

Other cash flow information:
   Cash paid during the period for interest .........        $    102      $    277
   Cash paid during the period for income taxes .....        $    121      $     78

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

        The accompanying consolidated balance sheet at December 31, 2000, and the consolidated statements of income and of cash flows are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 27, 2000.

2. EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:


                                                             THREE FISCAL MONTHS ENDED
                                ----------------------------------------------------------------------------------
                                           DECEMBER 31, 2000                           JANUARY 2, 2000
                                ---------------------------------------    ---------------------------------------
                                  INCOME        SHARES        PER-SHARE      INCOME         SHARES       PER-SHARE
                               (NUMERATOR)   (DENOMINATOR)     AMOUNTS     (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                               -----------   -------------    ---------    -----------   -------------   ---------
BASIC EPS
Income available to common
shareholders...................  $2,862          8,903          $0.32        $3,914          8,860         $0.44
                                                                =====                                      =====
EFFECT OF DILUTIVE SECURITIES
Stock options..................  $   --             20                       $   --             49
                                 ------          -----                       ------          -----
DILUTED EPS
Income available to common
shareholders plus assumed
conversions....................  $2,862          8,923          $0.32        $3,914          8,909         $0.44
                                 ======          =====          =====        ======          =====         =====

3. REPURCHASE OF LICENSED OFFICES

        On December 31, 2000, the Company acquired one licensed office in New Jersey. Results of operations for the acquired licensed office is recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. This acquisition is accounted for under the purchase accounting method. The combined purchase price was allocated primarily to goodwill and is being amortized over an estimated life of twenty years.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, management's discussion and analysis includes certain forward-looking statements made by RemedyTemp Inc. that involve material risks and uncertainties and are subject to change based on factors beyond the control of the company (certain of such statements are identified by use of words such as "anticipate," "believe," "estimate," "intend," "expect" or "future"). Accordingly, the company's actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including without limitation, the impact of a special charge related to a write-off of a large client's account receivable, changes in general or local economic conditions, the availability of sufficient personnel, the company's ability to attract and retain clients and franchisees/licensees, implementation of the company's new IT systems, the company's ability to attain cost reductions and other factors described in the company's filings with the Securities and Exchange Commission regarding risks affecting the company's financial condition and results of operations. The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended December 31, 2000 Compared to the Three Fiscal Months Ended January 2, 2000

        Total revenues decreased 0.4% or $0.6 million to $149.5 million for the three fiscal months ended December 31, 2000 from $150.1 million for the three fiscal months ended January 2, 2000. Direct revenues increased 0.5% to $83.4 million from $83.0 million and licensed revenues decreased 1.5% to $65.1 million from $66.1 million for the three fiscal months ended December 31, 2000 and January 2, 2000. Total revenues decreased as a result of increases in direct revenues stemming from fulfillment, distribution and customer care support services provided by new clients, offset by decreases in license revenues due to decreased growth in revenues from existing customers. The decrease in license revenues from these customers was offset by increase in permanent placement billings, whereby the Company receives a fee for placing a temporary in a permanent position. There were no significant changes in the mix between direct, licensed and royalty revenues. The Company's future revenue increases depend significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices and manage newly opened offices to maturity.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 1.5% or $1.8 million to $114.8 million for the three fiscal months ended December 31, 2000 from $116.6 million for the three fiscal months ended January 2, 2000. This decrease resulted from decreased revenue growth and lower payroll costs. Total cost of direct and licensed sales as a percentage of revenues was 76.8% for the three fiscal months ended December 31, 2000 compared to 77.7% for the three fiscal months ended January 2, 2000. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee generally is based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation's sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit increased 3.4% or $0.3 million to $11.0 million for the three fiscal months ended December 31, 2000 from $10.7 million for the three fiscal months ended January 2, 2000 due to higher license margins resulting from increased permanent placement billings in the current quarter. Permanent placement billings have higher gross margins than temporary placement billings.

        Selling and administrative expenses increased 16.2% or $2.5 million to $18.0 million for the three fiscal months ended December 31, 2000 from $15.5 million for the three fiscal months ended January 2, 2000. This increase can be attributed to costs associated with the implementation and ongoing support of the Company's new information system, and a non-recurring $1.9 million charge to provide for a large account receivable account deemed uncollectible.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Selling and administrative expenses as a percentage of total revenues were 12.1% for the three fiscal months ended December 31, 2000 as compared to 10.3% for the three fiscal months ended January 2, 2000. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

        Depreciation and amortization increased 29.1% or $0.3 million to $1.4 million for the three fiscal months ended December 31, 2000 from $1.1 million for the three fiscal months ended January 2, 2000. This results from the increased depreciation expense of the Company's new back office information system, which was placed in service in October 2000.

        Income from operations decreased 33.2% or $2.1 million to $4.2 million for the three fiscal months ended December 31, 2000 from $6.3 million for the three fiscal months ended January 2, 2000 due to the factors described above. Income from operations as a percentage of revenues was 2.8% for the three fiscal months ended December 31, 2000 compared to 4.2% for the three fiscal months ended January 2, 2000.

        Net income decreased 26.9% or $1.0 million to $2.9 million for the three fiscal months ended December 31, 2000 from $3.9 million for the three fiscal months ended January 2, 2000 due to the factors described above. Interest expense decreased as a result of no line of credit borrowings during the current quarter. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 1.9% for the three fiscal months ended December 31, 2000 compared to 2.6% for the three fiscal months ended January 2, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $1.1 million for the three fiscal months ended December 31, 2000 and $2.0 million for the three fiscal months ended January 2, 2000. The overall decrease in cash from operating activities results primarily from the timing of vendor and income tax payments, offset by lower cash outflows in the current year quarter for payroll and related costs, as well as licensees' share of gross profit.

        Cash used for purchases of fixed assets was $0.6 million for the three fiscal months ended December 31, 2000 and $2.1 million for the three fiscal months ended January 2, 2000. The decrease in capital expenditures results from the completion of the Company's information system implementation in October 2000. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings and further investments in the Company's computer-based technologies to approximate $5.0 million.

        On December 31, 2000, the Company acquired one licensed office in New Jersey (see Note 3 to the consolidated financial statements). In the prior fiscal year, the Company repurchased six licensed offices in Virginia during the comparative first quarter. Results of operations for the acquired licensed offices are recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. These acquisitions were accounted for under the purchase accounting method. The combined purchase price was allocated primarily to goodwill and is being amortized over an estimated life of twenty years. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

        The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company has no borrowings outstanding as of December 31, 2000. The line of credit is unsecured and expires on February 28, 2002. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these covenants.

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

SEASONALITY

        The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses. The first fiscal quarter has historically been strong as a result of manufacturing and retail emphasis on holiday sales. Historically, the second fiscal quarter shows a decline in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

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

(a) Exhibits

           Set forth below is a list of the exhibits included as part of this Quarterly Report:

Number
Exhibit                           Description
-------                           -----------

 3.1      Amended and Restated Articles of Incorporation of the Company(a)

 3.2      Amended and Restated Bylaws of the Company(g)

 4.1      Specimen Stock Certificate(a)

 4.2      Shareholder Rights Agreement(a)

10.1      Robert E. McDonough, Sr. Employment Agreement, as amended(h)

10.2      Paul W. Mikos Employment Agreement, as amended(k)

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

10.23     Greg Palmer Employment Agreement, as amended(e)

10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors(f)

10.25     Form of Licensing Agreement for i/search2000(TM)(g)

10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc.(i)

-------------

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

    (e) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997. Amendment of Employment Agreement filed with this quarterly report.

    (f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

    (g) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

    (h) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998. Amendment of Employment Agreement filed with this quarterly report.

    (i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

    (j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.

    (k) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999, Amendment of Employment Agreement filed with this quarterly report.

(b) Reports on Form 8-K.

           No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                REMEDYTEMP, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               REMEDYTEMP, INC.

February 14, 2001                              /s/ GREG PALMER
                                               ---------------------------------
                                                   Greg Palmer, President and
                                                   Chief Executive Officer


February 14, 2001                              /s/ ALAN M. PURDY
                                               ---------------------------------
                                                   Alan M. Purdy
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

NUMBER
EXHIBIT                            DESCRIPTION
-------                           -----------
   3.1    Amended and Restated Articles of Incorporation of the Company(a)

   3.2    Amended and Restated Bylaws of the Company(g)

   4.1    Specimen Stock Certificate(a)

   4.2    Shareholder Rights Agreement(a)

  10.1 Robert E. McDonough, Sr. Employment Agreement, as amended(h)

  10.2    Paul W. Mikos Employment Agreement, as amended(k)

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

  10.23   Greg Palmer Employment Agreement, as amended(e)

  10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors(f)

  10.25   Form of Licensing Agreement for i/search2000(TM)(g)

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

  (e) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997. Amendment of Employment Agreement filed with this quarterly report.

  (f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

  (g) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

  (h) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998. Amendment of Employment Agreement filed with this quarterly report.

  (i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

  (j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.

  (k) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999, Amendment of Employment Agreement filed with this quarterly report.