Form 10-Q
period 2001-04-01
REMEDYTEMP INC
filed 2001-05-16
CIK 1013467

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        As of May 12, 2001 there were 7,282,680 shares of Class A Common Stock and 1,637,194 shares of Class B Common Stock outstanding.



================================================================================

                                REMEDYTEMP, INC.

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I--FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated Balance Sheets as of April 1, 2001 and October 1, 2000....................................  3

           Consolidated Statements of Income for the three fiscal months and six fiscal months ended
           April 1, 2001 and April 2, 2000........................................................................  4

           Consolidated Statements of Cash Flows for the six fiscal months ended April 1, 2001 and April 2, 2000......................................................................................  5

           Condensed Notes to Consolidated Financial Statements...................................................  6

      Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
               Operations.........................................................................................  8

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................................  *


PART II--OTHER INFORMATION

      Item 1.  Legal Proceedings..................................................................................  *

      Item 2.  Changes In Securities and Use of Proceeds..........................................................  *

      Item 3.  Defaults Upon Senior Securities....................................................................  *

      Item 4.  Submission of Matters to a Vote of Security Holders................................................ 12

      Item 5.  Other Information..................................................................................  *

      Item 6.  Exhibits and Reports on Form 8-K................................................................... 12

SIGNATURES ....................................................................................................... 14



* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                    APRIL 1,      OCTOBER 1,
                                                                                     2001            2000
                                                                                   --------       ----------
Current assets:
  Cash and cash equivalents ...............................................        $ 13,430        $  1,084
  Accounts receivable, net of allowance for doubtful accounts of
    $1,987 and $1,888, respectively .......................................          75,165          78,556
  Prepaid expenses and other current assets ...............................           6,080           4,824
  Prepaid workers' compensation insurance .................................              --           4,877
  Deferred income taxes ...................................................           1,825           1,825
                                                                                   --------        --------
        Total current assets ..............................................          96,500          91,166
                                                                                   --------        --------
Fixed assets, net of accumulated depreciation of $16,584 and
   $13,945, respectively ..................................................          19,704          20,313
Other assets, net .........................................................           2,415           2,491
Deferred income taxes .....................................................             129             129
Goodwill, net of accumulated amortization of $548
   and $415, respectively .................................................           4,499           4,555
                                                                                   --------        --------
                                                                                   $123,247        $118,654
                                                                                   ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................        $  1,197        $  3,055
  Accrued workers' compensation ...........................................           6,832           4,682
  Accrued payroll, benefits and related costs .............................          11,832          12,924
  Accrued licensees' share of gross profit ................................           3,337           3,657
  Other accrued expenses ..................................................           3,859           3,865
                                                                                   --------        --------
        Total current liabilities .........................................          27,057          28,183
                                                                                   --------        --------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares; none
    outstanding ...........................................................              --              --
  Class A Common Stock, $.01 par value; authorized 50,000 shares;
    7,283 and 7,246 issued and outstanding at April 1, 2001 and
    October 1, 2000, respectively .........................................              73              72
  Class B Non-Voting Common Stock, $.01 par value; authorized
    4,530 shares; 1,637 and 1,657 issued and outstanding at April
    1, 2001 and October 1, 2000, respectively .............................              16              17
Additional paid-in capital ................................................          33,383          33,182
Retained earnings .........................................................          62,718          57,200
                                                                                   --------        --------
        Total shareholders' equity ........................................          96,190          90,471
                                                                                   --------        --------
        Total liabilities and shareholders' equity ........................        $123,247        $118,654
                                                                                   ========        ========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  --------------------------         --------------------------
                                                   APRIL 1,         APRIL 2,          APRIL 1,         APRIL 2,
                                                     2001            2000               2001             2000
                                                  ---------        ---------         ---------        ---------
Direct sales ...................................  $  72,864        $  73,586         $ 156,251        $ 156,588
Licensed sales .................................     56,487           59,962           121,616          126,098
Franchise royalties ............................        640              843             1,605            1,815
Initial license and franchise fees .............         41               74                41               74
                                                  ---------        ---------         ---------        ---------
      Total revenues ...........................    130,032          134,465           279,513          284,575
Cost of direct sales ...........................     57,588           57,818           123,474          124,036
Cost of licensed sales .........................     42,543           44,887            91,477           95,230
Licensees' share of gross profit ...............      9,585           10,179            20,616           20,844
Selling and administrative expenses ............     15,232           14,533            33,263           30,052
Depreciation and amortization ..................      1,421            1,153             2,830            2,244
                                                  ---------        ---------         ---------        ---------
      Income from operations ...................      3,663            5,895             7,853           12,169
Other income:
  Interest income (expense), net ...............        144             (202)              216             (364)
  Other, net ...................................        303              166               513              419
                                                  ---------        ---------         ---------        ---------
Income before provision for income taxes .......      4,110            5,859             8,582           12,224
Provision for income taxes .....................      1,455            2,179             3,064            4,630
                                                  ---------        ---------         ---------        ---------
Net income .....................................  $   2,655        $   3,680         $   5,518        $   7,594
                                                  =========        =========         =========        =========
Net income per share, basic (Note 2) ...........  $    0.30        $    0.42         $    0.62        $    0.86
                                                  =========        =========         =========        =========
Weighted-average number of shares, basic .......      8,906            8,865             8,904            8,862
                                                  =========        =========         =========        =========

Net income per share, diluted (Note 2) .........  $    0.30        $    0.40         $    0.62        $    0.84
                                                  =========        =========         =========        =========
Weighted-average number of shares, diluted .....      8,928            9,203             8,925            9,055
                                                  =========        =========         =========        =========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                       -------------------------
                                                                       APRIL 1,         APRIL 2,
                                                                         2001             2000
                                                                       --------         --------
Cash flows from operating activities:
  Net income .......................................................   $  5,518         $  7,594
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................      2,830            2,244
      Provision for losses on accounts receivable ..................      2,892              675
      Changes in assets and liabilities:
        Accounts receivable ........................................        499             (905)
        Prepaid expenses and other current assets ..................     (1,256)          (1,092)
        Prepaid workers' compensation insurance ....................      4,877            4,476
        Other assets ...............................................         76              (74)
        Accounts payable ...........................................     (1,858)           2,037
        Accrued workers' compensation ..............................      2,150            3,067
        Accrued payroll, benefits and related costs ................     (1,092)          (2,257)
        Accrued licensees' share of gross profit ...................       (320)          (1,226)
        Other accrued expenses .....................................         (6)             (33)
                                                                       --------         --------
  Net cash provided by operating activities ........................     14,310           14,506
                                                                       --------         --------
Cash flows from investing activities:
  Purchase of fixed assets .........................................     (2,088)          (4,068)
  Purchase of franchises, net of assets acquired ...................        (77)          (1,375)
                                                                       --------         --------
  Net cash used in investing activities ............................     (2,165)          (5,443)
                                                                       --------         --------
Cash flows from financing activities:
  Borrowings under line of credit agreement ........................         --            4,800
  Repayments under line of credit agreement ........................         --          (17,300)
  Proceeds from stock option activity ..............................        140              130
  Proceeds from Employee Stock Purchase Plan Activity ..............         61              107
                                                                       --------         --------
  Net cash provided (used) by financing activities .................        201          (12,263)
                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents ...............     12,346           (3,200)
Cash and cash equivalents at beginning of period ...................      1,084            7,887
                                                                       --------         --------
Cash and cash equivalents at end of period .........................   $ 13,430         $  4,687
                                                                       ========         ========

Other cash flow information:
  Cash paid during the period for interest .........................   $    128         $    581
  Cash paid during the period for income taxes .....................   $  4,152         $  5,757



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.      BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

        The accompanying consolidated balance sheet at April 1, 2001, and the consolidated statements of income and cash flows are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 27, 2000.

2.      EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:

                                                                THREE FISCAL MONTHS ENDED
                                         ------------------------------------------------------------------------
                                                     APRIL 1, 2001                        APRIL 2, 2000
                                          ----------------------------------   ----------------------------------
                                            INCOME       SHARES     PER-SHARE    INCOME       SHARES     PER-SHARE
                                          (NUMERATOR) (DENOMINATOR)  AMOUNTS   (NUMERATOR) (DENOMINATOR)  AMOUNTS
                                          ----------- -------------  -------   ----------- -------------  -------
BASIC EPS

Income available to common shareholders      $2,655       8,906      $  0.30      $3,680       8,865      $  0.42
                                                                     =======                              =======
EFFECT OF DILUTIVE SECURITIES

Stock options ............................   $   --          22                   $   --         338
                                             ------      ------                   ------      ------
DILUTED EPS
Income available to common shareholders
plus assumed conversions .................   $2,655       8,928      $  0.30      $3,680       9,203      $  0.40
                                             ======      ======      =======      ======      ======      =======


                                                                 SIX FISCAL MONTHS ENDED
                                         ------------------------------------------------------------------------
                                                     APRIL 1, 2001                        APRIL 2, 2000
                                          ----------------------------------   ----------------------------------
                                            INCOME       SHARES     PER-SHARE    INCOME       SHARES     PER-SHARE
                                          (NUMERATOR) (DENOMINATOR)  AMOUNTS   (NUMERATOR) (DENOMINATOR)  AMOUNTS
                                          ----------- -------------  -------   ----------- -------------  -------
BASIC EPS
Income available to common shareholders      $5,518       8,904      $  0.62      $7,594       8,862      $  0.86
                                                                     =======                              =======
EFFECT OF DILUTIVE SECURITIES

Stock options ............................   $   --          21                   $   --         193
                                             ------      ------                   ------      ------
DILUTED EPS
Income available to common shareholders
plus assumed conversions .................   $5,518       8,925      $  0.62      $7,594       9,055      $  0.84
                                             ======      ======      =======      ======      ======      =======

3.      REPURCHASE OF LICENSED OFFICE

        During the first quarter of fiscal 2001, the Company acquired one licensed office in New Jersey. Results of operations for the acquired licensed office is recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized.

                                REMEDYTEMP, INC.

Had the results of operations for the licensed office been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. This acquisition is accounted for under the purchase accounting method. The purchase price was allocated primarily to goodwill and is being amortized over an estimated life of twenty years.

4.      SUBSEQUENT EVENTS

    WORKERS COMPENSATION

        Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $250 per individual claim and Liberty is responsible for costs in excess of the deductible amount. Under the terms of the agreement, the Company is required to maintain a letter of credit to secure repayment to Liberty of the deductible portion of all open claims. Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program.

    SEVERANCE PAYMENT

        Effective June 30, 2001, Paul Mikos, previously the Company's president and chief executive officer, will relinquish his employment and executive responsibilities with the Company, but will remain Chairman of the Board of Directors. The Company expects to record a non-recurring charge of approximately $2.4 million in the third quarter to provide for the severance benefits outlined in Mr. Mikos's severance agreement dated May 10, 2001.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, management's discussion and analysis includes certain forward-looking statements made by RemedyTemp Inc. that involve material risks and uncertainties and are subject to change based on factors beyond the control of the company (certain of such statements are identified by use of words such as "anticipate," "believe," "estimate," "intend," "expect" or "future"). Accordingly, the company's actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including without limitation, the benefits of proactive measures being taken to improve results and control costs, the ability to open new points of distribution, changes in general or local economic conditions, the availability of sufficient personnel, the company's ability to attract and retain clients and franchisees/licensees, implementation of the company's new IT systems, and other factors described in the company's filings with the Securities and Exchange Commission regarding risks affecting the company's financial condition and results of operations. The company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended April 1, 2001 Compared to the Three Fiscal Months Ended April 2, 2000

        Total revenues decreased 3.3% or $4.4 million to $130.0 million for the three fiscal months ended April 1, 2001 from $134.5 million for the three fiscal months ended April 2, 2000. Direct revenues decreased 1.0% to $72.9 million from $73.6 million, licensed revenues decreased 5.8% to $56.5 million from $60.0 million and franchise royalties decreased 24.1% to $0.6 million from $0.8 million for the three fiscal months ended April 1, 2001 and April 2, 2000, respectively. Overall direct revenues were relatively flat as compared to the prior year resulting from a general slowdown in the economy as well as the elimination of revenue from "dot com" companies that existed in the prior year. The decrease in licensed revenues was also impacted by current economic conditions including reduced revenues from a significant customer in the current year quarter. The decrease in franchise royalties resulted from the conversion of three franchised offices to the licensed format as well as lower billings at existing offices. There were no significant changes in the mix between direct, licensed and royalty revenues. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 2.5% or $2.6 million to $100.1 million for the three fiscal months ended April 1, 2001 from $102.7 million for the three fiscal months ended April 2, 2000. This decrease resulted primarily from decreased revenues. Total cost of direct and licensed sales as a percentage of revenues was 77.0% for the three fiscal months ended April 1, 2001 compared to 76.4% for the three fiscal months ended April 2, 2000. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is generally based on the number of hours billed. Pursuant to terms of the Company's franchise agreement for licensed offices executed prior to March 31, 1999, the Company's share of gross profit typically cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. For franchise agreements for licensed offices executed on or after April 1, 1999, the Company's share of gross profit cannot be less than 8.75% of the licensed operation's sales, with the exception of national accounts noted above. Licensees' share of gross profit decreased 5.8% or $0.6 million to $9.6 million for the three fiscal months ended April 1, 2001 from $10.2 million for the three fiscal months ended April 2, 2000 due to decreased billings at existing offices as discussed above. Licensees' share of gross profit as a percentage of licensed gross profit was 68.7% for the three fiscal months ended April 1, 2001 compared to 67.5% for the three fiscal months ended April 2, 2000. This increase resulted from certain licensees earning a larger percentage of gross profit in the current year.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Selling and administrative expenses increased 4.8% or $0.7 million to $15.2 million for the three fiscal months ended April 1, 2001 from $14.5 million for the three fiscal months ended April 2, 2000. This increase is primarily attributable to increased bad debt expense and health insurance costs in the current year. Selling and administrative expenses as a percentage of total revenues were 11.7% for the three fiscal months ended April 1, 2001 as compared to 10.8% for the three fiscal months ended April 2, 2000. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

        Depreciation and amortization increased 23.2% or $0.3 million to $1.4 million for the three fiscal months ended April 1, 2001 from $1.2 million for the three fiscal months ended April 2, 2000. This increase results primarily from depreciation of the Company's new back office information system which was placed in service in October 2000.

        Income from operations decreased 37.9% or $2.2 million to $3.7 million for the three fiscal months ended April 1, 2001 from $5.9 million for the three fiscal months ended April 2, 2000 due to the factors described above. Income from operations as a percentage of revenues was 2.8% for the three fiscal months ended April 1, 2001 compared to 4.4% for the three fiscal months ended April 2, 2000.

        Net income decreased 27.9% or $1.0 million to $2.7 million for the three fiscal months ended April 1, 2001 from $3.7 million for the three fiscal months ended April 2, 2000 due to the factors described above. Interest expense decreased as a result of no line of credit borrowings during the current quarter. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 2.0% for the three fiscal months ended April 1, 2001 compared to 2.7% for the three fiscal months ended April 2, 2000.

For the Six Fiscal Months Ended April 1, 2001 Compared to the Six Fiscal Months Ended April 2, 2000

        Total revenues decreased 1.8% or $5.1 million to $279.5 million for the six fiscal months ended April 1, 2001 from $284.6 million for the six fiscal months ended April 2, 2000. Direct revenues decreased 0.2% to $156.3 million from $156.6 million, licensed revenues decreased 3.6% to $121.6 million from $126.1 million and franchise royalties decreased 11.6% to $1.6 million from $1.8 million for the six fiscal months ended April 1, 2001 and April 2, 2000, respectively. Overall direct revenues were relatively flat as compared to the prior year resulting from increased first quarter revenues stemming from fulfillment, distribution and customer care support services to new clients offset by a general slowdown in the economy during the second quarter. Additionally, revenues from "dot com" companies were substantially lower in the current year. The decrease in licensed revenues was also impacted by current economic conditions, including reduced revenues from a significant customer in the current year. The decrease in franchise royalties resulted from the conversion of five franchised offices to the licensed format as well as lower billings at existing offices. There were no significant changes in the mix between direct, licensed and royalty revenues. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

        Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 2.0% or $4.3 million to $215.0 million for the six fiscal months ended April 1, 2001 from $219.3 million for the six fiscal months ended April 2, 2000. This decrease resulted from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 76.9% for the six fiscal months ended April 1, 2001 compared to 77.1% for the six fiscal months ended April 1, 2000. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

        Licensees' share of gross profit decreased 1.1% or $0.2 million to $20.6 million for the six fiscal months ended April 1, 2001 from $20.8 million for the six fiscal months ended April 2, 2000 due to an overall decrease in billings at

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

existing licensed offices offset by higher licensed margins resulting from increased permanent placement billings in fiscal 2001. Permanent placement billings pertain to the fees earned by the Company for placing temporary associates in permanent positions. These billings have higher gross margins than temporary placement billings and the licensee earns a higher percentage of the related gross margin. Licensees' share of gross profit as a percentage of licensed gross profit was 68.4% for the six fiscal months ended April 1, 2001 compared to 67.5% for the six fiscal months ended April 2, 2000. This increase resulted from increased permanent placement billings noted above and certain licensees earning a larger percentage of gross profit in the current year.

        Selling, general and administrative expenses increased 10.7% or $3.2 million to $33.3 million for the six fiscal months ended April 1, 2001 from $30.1 million for the six fiscal months ended April 2, 2000. This increase is primarily attributable to increased health insurance costs and bad debt expense, including a non-recurring $1.9 million charge in the first quarter to provide for a large client's account receivable deemed uncollectible. Selling and administrative expenses as a percentage of total revenues were 11.9% for the six fiscal months ended April 1, 2001 as compared to 10.6% for the six fiscal months ended April 2, 2000. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

        Depreciation and amortization increased 26.1% or $0.6 million to $2.8 million for the six fiscal months ended April 1, 2001 from $2.2 million for the six fiscal months ended April 2, 2000. This increase results primarily from depreciation of the Company's new back office information system which was placed in service in October 2000.

        Income from operations decreased 35.5% or $4.3 million to $7.9 million for the six fiscal months ended April 1, 2001 from $12.2 million for the six fiscal months ended April 2, 2000 due to the factors described above. Income from operations as a percentage of revenues was 2.8% for the six fiscal months ended April 1, 2001 compared to 4.3% for the six fiscal months ended April 2, 2000.

        Net income decreased 27.3% or $2.1 million to $5.5 million for the six fiscal months ended April 1, 2001 from $7.6 million for the six fiscal months ended April 2, 2000 due to the factors described above. Interest expense decreased as a result of no line of credit borrowings in the current year. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 2.0% for the six fiscal months ended April 1, 2001 compared to 2.7% for the six fiscal months ended April 2, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $14.3 million for the six months ended April 1, 2001 and $14.5 million for the six fiscal months ended April 2, 2000. The slight overall decrease in cash from operating activities results primarily from the timing of vendor payments, offset by the timing of accounts receivable collection and lower cash outflows in the current year for payroll and related costs, as well as licensees' share of gross profit.

        Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $250 per individual claim and Liberty is responsible for costs in excess of the deductible amount. Under the terms of the agreement, the Company is required to maintain a letter of credit to secure repayment to Liberty of the deductible portion of all open claims. Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program.

        Effective June 30, 2001, Paul Mikos, previously the Company's president and chief executive officer, will relinquish his employment and executive responsibilities with the Company but will remain Chairman of the Board of Directors. The Company expects to record a non-recurring charge of approximately $2.4 million in the third quarter to provide for the severance benefits outlined in Mr. Mikos's severance agreement dated May 10, 2001.

        Cash used for purchases of fixed assets was $2.1 million for the six fiscal months ended April 1, 2001 and $4.1 million for the six fiscal months ended April 2, 2000. The decrease in capital expenditures results from the

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

implementation of the Company's information system in October 2000. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings and further investments in the Company's computer-based technologies to approximate $5.0 million.

        The Company acquired one licensed office during the first half of fiscal 2001 (see Note 3 to the consolidated financial statements) and six licensed offices in the comparative prior year period. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

        The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company has no borrowings outstanding as of April 1, 2001 and is in the process of securing a $1.75 million letter of credit in accordance with the workers' compensation insurance agreement discussed above. The required letter of credit under this agreement is variable as outlined in the agreement. The line of credit is unsecured and expires on February 28, 2002. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these covenants.

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

                                REMEDYTEMP, INC.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 28, 2001, the Company held its Annual Meeting of Shareholders ("the Annual Meeting"). The Company's shareholders voted in favor of the matter voted upon at the Annual Meeting according to the following vote tabulation:

Proposal One: Election of Directors.

                                                         Abstentions and
                                 For         Withhold    Broker Non-Votes
                              ---------      ---------   ----------------
William D. Cvengros           6,492,859         11,772        805,142
James L. Doti                 6,492,859         11,772        805,142
Robert A. Elliott             6,492,809         11,822        805,142
Mary George                   6,492,859         11,772        805,142
J. Michael Hagan              6,492,859         11,772        805,142
Robert E. McDonough, Sr.      6,492,809         11,822        805,142
Paul W. Mikos                 6,492,859         11,772        805,142
John B. Zaepfel               6,492,859         11,772        805,142

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

  10.27   Paul W. Mikos Severance Agreement and General Release

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

  (e) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended December 28, 1997 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

  (f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

  (g) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

  (h) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

  (i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

  (j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.

  (k) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(b)     Reports on Form 8-K.

        No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                REMEDYTEMP, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REMEDYTEMP, INC.

May 15, 2001                            /s/  GREG PALMER
                                        ----------------------------------------
                                        Greg Palmer, President and Chief
                                        Executive Officer

May 15, 2001                            /s/  ALAN M. PURDY
                                        ----------------------------------------
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

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

  10.27   Paul W. Mikos Severance Agreement and General Release

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

(e) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended December 28, 1997 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(f) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

(g) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(h) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

(j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.

(k) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).