Form 10-Q
period 2001-07-01
REMEDYTEMP INC
filed 2001-08-15
CIK 1013467

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                          COMMISSION FILE NUMBER 0-5260

                                REMEDYTEMP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                    95-2890471
     -------------------------------                   ----------------------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

             101 ENTERPRISE
         ALISO VIEJO, CALIFORNIA                                92656
----------------------------------------                     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 425-7600

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2001 there were 7,332,347 shares of Class A Common Stock and 1,617,194 shares of Class B Common Stock outstanding.

================================================================================

                               REMEDYTEMP, INC.

                                    INDEX

                                                                                  PAGE NO.
                                                                                  --------
PART I--FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of July 1, 2001 and October 1, 2000...    3

             Consolidated Statements of Income for the three fiscal months and
             nine fiscal months ended July 1, 2001 and July 2, 2000...............    4

             Consolidated Statements of Cash Flows for the nine fiscal months
             ended July 1, 2001 and July 2, 2000..................................    5

             Condensed Notes to Consolidated Financial Statements.................    6

     Item 2. Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations..................................    8

     Item 3. Quantitative and Qualitative Disclosure About Market Risk............    *


PART II--OTHER INFORMATION

     Item 1. Legal Proceedings....................................................    *

     Item 2. Changes In Securities and Use of Proceeds............................    *

     Item 3. Defaults Upon Senior Securities......................................    *

     Item 4. Submission of Matters to a Vote of Security Holders..................    *

     Item 5. Other Information....................................................    *

     Item 6. Exhibits and Reports on Form 8-K.....................................   11

SIGNATURES........................................................................   13

---------------
* No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                        JULY 1,        OCTOBER 1,
                                                                                          2001            2000
                                                                                        --------       ----------
Current assets:
   Cash and cash equivalents ...................................................        $ 26,081        $  1,084
   Accounts receivable, net of allowance for doubtful accounts of $2,466
     and $1,888, respectively ..................................................          65,388          78,556
   Prepaid expenses and other current assets ...................................           9,174           4,824
   Prepaid workers' compensation insurance .....................................              --           4,877
   Deferred income taxes .......................................................           1,825           1,825
                                                                                        --------        --------

          Total current assets .................................................         102,468          91,166
                                                                                        --------        --------
Fixed assets, net of accumulated depreciation of $17,598 and $13,945,
   respectively ................................................................          18,693          20,313
Other assets, net ..............................................................           2,688           2,491
Deferred income taxes ..........................................................             129             129
Goodwill, net of accumulated amortization of $605 and $415, respectively .......           4,475           4,555
                                                                                        --------        --------
                                                                                        $128,453        $118,654
                                                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................        $    444        $  3,055
  Accrued workers' compensation (Note 4) .......................................           9,788           4,682
  Accrued payroll, benefits and related costs ..................................          12,545          12,924
  Accrued licensees' share of gross profit .....................................           2,687           3,657
  Other accrued expenses .......................................................           5,845           3,865
                                                                                        --------        --------
          Total current liabilities ............................................          31,309          28,183
                                                                                        --------        --------


Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding ...              --              --
  Class A Common Stock, $.01 par value; authorized 50,000 shares;
     7,283 and 7,246 issued and outstanding at July 1, 2001 and October 1, 2000,
     respectively ..............................................................              73              72
  Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares;
     1,637 and 1,657 issued and outstanding at July 1, 2001 and
     October 1, 2000, respectively .............................................              16              17
Additional paid-in capital .....................................................          33,409          33,182
Retained earnings ..............................................................          63,646          57,200
                                                                                        --------        --------
          Total shareholders' equity ...........................................          97,144          90,471
                                                                                        --------        --------
          Total liabilities and shareholders' equity ...........................        $128,453        $118,654
                                                                                        ========        ========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  -------------------------         -------------------------
                                                   JULY 1,         JULY 2,           JULY 1,         JULY 2,
                                                    2001            2000              2001             2000
                                                  --------        ---------         --------        ---------
Direct sales .............................        $ 67,917        $  72,437         $224,168        $ 229,025
Licensed sales ...........................          52,741           60,596          174,357          186,694
Franchise royalties ......................             460              838            2,065            2,653
Initial license and franchise fees .......              --               18               41               92
                                                  --------        ---------         --------        ---------
       Total revenues ....................         121,118          133,889          400,631          418,464
Cost of direct sales .....................          53,926           56,808          177,399          180,844
Cost of licensed sales ...................          39,904           45,407          131,382          140,637
Licensees' share of gross profit .........           8,971           10,280           29,587           31,124
Selling and administrative expenses ......          14,162           15,638           45,526           45,690
Non-recurring charges (Note 5) ...........           2,300               --            4,200               --
Depreciation and amortization ............           1,451            1,078            4,281            3,322
                                                  --------        ---------         --------        ---------
       Income from operations ............             404            4,678            8,256           16,847

Other income:
  Interest income (expense), net .........             242              (73)             458             (437)
  Other, net .............................             324              303              837              722
                                                  --------        ---------         --------        ---------
Income before provision for income taxes .             970            4,908            9,551           17,132
Provision for income taxes ...............              41            1,810            3,105            6,440
                                                  --------        ---------         --------        ---------
Net income ...............................        $    929        $   3,098         $  6,446        $  10,692
                                                  ========        =========         ========        =========
Net income per share, basic (Note 2) .....        $   0.10        $    0.35         $   0.72        $    1.21
                                                  ========        =========         ========        =========
Weighted-average number of shares, basic .           8,920            8,892            8,910            8,872
                                                  ========        =========         ========        =========

Net income per share, diluted (Note 2) ...        $   0.10        $    0.34         $   0.72        $    1.18
                                                  ========        =========         ========        =========
Weighted-average number of shares, diluted           8,943            9,116            8,931            9,075
                                                  ========        =========         ========        =========


          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                  ---------------------
                                                                                   JULY 1,      JULY 2,
                                                                                    2001         2000
                                                                                  --------     --------
Cash flows from operating activities:
   Net income ............................................................        $  6,446     $ 10,692
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................           4,273        3,322
       Provision for losses on accounts receivable .......................           3,239        1,053
       Changes in assets and liabilities:
         Accounts receivable .............................................           9,929       (2,622)
         Prepaid expenses and other current assets .......................          (4,350)           6
         Prepaid workers' compensation insurance .........................           4,877       (3,590)
         Other assets ....................................................            (197)          46
         Accounts payable ................................................          (2,611)        (598)
         Accrued workers' compensation ...................................           5,106        3,570
         Accrued payroll, benefits and related costs .....................            (379)      (2,002)
         Accrued licensees' share of gross profit ........................            (970)      (1,205)
         Other accrued expenses ..........................................           1,980           31
                                                                                  --------     --------
   Net cash provided by operating activities .............................          27,343        8,703
                                                                                  --------     --------
Cash flows from investing activities:
   Purchase of fixed assets ..............................................          (2,463)      (4,975)
   Purchase of franchises, net of assets acquired ........................            (110)      (1,422)
                                                                                  --------     --------
   Net cash used in investing activities .................................          (2,573)      (6,397)
                                                                                  --------     --------
Cash flows from financing activities:
   Borrowings under line of credit agreement .............................              --       12,800
   Repayments under line of credit agreement .............................              --      (22,300)
   Proceeds from stock option activity ...................................             166          419
   Proceeds from Employee Stock Purchase Plan Activity ...................              61          107
                                                                                  --------     --------
   Net cash provided by (used in) financing activities ...................             227       (8,974)
                                                                                  --------     --------
 Net increase (decrease) in cash and cash equivalents ....................          24,997       (6,668)
 Cash and cash equivalents at beginning of period ........................           1,084        7,887
                                                                                  --------     --------
 Cash and cash equivalents at end of period ..............................        $ 26,081     $  1,219
                                                                                  ========     ========


Other cash flow information:
   Cash paid during the period for interest ..............................        $    157     $    728
   Cash paid during the period for income taxes ..........................        $  6,228     $  6,050


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

     The accompanying consolidated balance sheet at July 1, 2001, and the consolidated statements of income and cash flows are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 27, 2000.

2. EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:

                                                             THREE FISCAL MONTHS ENDED
                                  --------------------------------------------------------------------------------
                                                 JULY 1, 2001                                   JULY 2, 2000
                                  --------------------------------------   ---------------------------------------
                                    INCOME        SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)  (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                  -----------  -------------   ---------   -----------   -------------   ---------

BASIC EPS
Income available to common
  shareholders ..............        $  929        8,920        $  0.10      $ 3,098         8,892        $  0.35
                                                                =======                                   =======
EFFECT OF DILUTIVE SECURITIES
Stock options ...............        $   --           23                     $    --           224
                                     ------        -----                     -------        ------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions ...............        $  929        8,943        $  0.10      $ 3,098         9,116        $  0.34
                                     ======        =====        =======      =======        ======        =======

                                                              NINE FISCAL MONTHS ENDED
                                  --------------------------------------------------------------------------------
                                                 JULY 1, 2001                                   JULY 2, 2000
                                  --------------------------------------   ---------------------------------------
                                    INCOME        SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)  (DENOMINATOR)    AMOUNTS    (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                  -----------  -------------   ---------   -----------   -------------   ---------

BASIC EPS
Income available to common
  shareholders ..............        $6,446        8,910        $  0.72      $10,692         8,872        $  1.21
                                                                =======                                   =======
EFFECT OF DILUTIVE SECURITIES
Stock options ...............        $   --           21                     $    --           203
                                     ------        -----                     -------        ------
DILUTED EPS
Income available to common
  shareholders plus assumed
  conversions ...............        $6,446        8,931        $  0.72      $10,692         9,075        $  1.18
                                     ======        =====        =======      =======        ======        =======

                                REMEDYTEMP, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. REPURCHASE OF LICENSED OFFICE

     The Company acquired one licensed office in New Jersey during the first quarter of fiscal 2001 and an additional office in Delaware during the third quarter of fiscal 2001. Results of operations for the acquired licensed offices are recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. These acquisitions are accounted for under the purchase accounting method. The purchase prices were allocated primarily to goodwill and are being amortized over an estimated life of twenty years.

4. WORKERS COMPENSATION

     Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $250 per individual claim and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for its deductible liability. Under the terms of the agreement, the Company is required to maintain a letter of credit to secure repayment to Liberty of the deductible portion of all open claims. Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program.

5. NON-RECURRING CHARGES

   ACCOUNT RECEIVABLE

     During the first quarter of fiscal 2001, the Company recorded a $1.9 million charge to provide for a large client's account receivable deemed uncollectible.

   SEVERANCE BENEFITS

     Effective June 30, 2001, Paul Mikos, previously the Company's president and chief executive officer, relinquished his employment and executive responsibilities with the Company, but remained Chairman of the Board of Directors. The Company recorded a $2.3 million charge in the third quarter of fiscal 2001 to provide for the severance benefits outlined in Mr. Mikos's severance agreement dated May 10, 2001.

6. ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the year ended October 1, 2000 and for the nine months ended July 2, 2001, the Company reported goodwill amortization of $244 and $190, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning September 30, 2002. Given the recent issuance of these standards, the Company has not yet determined the impact of adoption on the financial statements.

                                REMEDYTEMP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements made by the Company that involve material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as "anticipate," "believe," "estimate," "intend," "expect," or "future"). Accordingly, the Company's actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including without limitation, the benefits of proactive measures being taken to improve results and control costs, the ability to open new points of distribution, changes in general or local economic conditions, the availability of sufficient personnel, the Company's ability to attract and retain clients and franchisees/licensees, implementation and operation of the Company's new IT systems, and other factors described in the company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

For the Three Fiscal Months Ended July 1, 2001 Compared to the Three Fiscal Months Ended July 2, 2000

     Total revenues decreased 9.5% or $12.8 million to $121.1 million for the three fiscal months ended July 1, 2001 from $133.9 million for the three fiscal months ended July 2, 2000. Direct revenues decreased 6.2% to $67.9 million from $72.4 million, licensed revenues decreased 13.0% to $52.7 million from $60.6 million and franchise royalties decreased 45.1% to $0.5 million from $0.8 million for the three fiscal months ended July 1, 2001 and July 2, 2000, respectively. The overall decrease in direct revenues as compared to the prior year results from the general slowdown in the economy as well as continued pricing pressures. The decrease in licensed revenues was also impacted by current economic conditions. The decrease in franchise royalties resulted from the conversion of five franchised offices to the licensed format as well as lower billings at existing offices. There was a slight change in mix between direct, licensed and royalty revenues with direct revenues accounting for 56.1% of total revenues for the three months ended July 1, 2001 as compared to 54.1% for the three months ended July 2, 2000. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

     Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 8.2% or $8.4 million to $93.8 million for the three fiscal months ended July 1, 2001 from $102.2 million for the three fiscal months ended July 2, 2000. This decrease resulted primarily from decreased revenues. Total cost of direct and licensed sales as a percentage of revenues was 77.5% for the three fiscal months ended July 1, 2001 compared to 76.3% for the three fiscal months ended July 2, 2000. This increase results from a shift in business mix, lower markup resulting from pricing pressures and reduced permanent placement business. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

     Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is generally based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices, the Company's share of gross profit typically cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit decreased 12.7% or $1.3 million to $9.0 million for the three fiscal months ended July 1, 2001 from $10.3

                                REMEDYTEMP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million for the three fiscal months ended July 2, 2000 due to decreased billings at existing offices as discussed above. Licensees' share of gross profit as a percentage of licensed gross profit was 69.9% for the three fiscal months ended July 1, 2001 compared to 67.7% for the three fiscal months ended July 2, 2000. This increase resulted from certain licensees earning a larger percentage of gross profit in the current year.

     Selling and administrative expenses decreased 9.4% or $1.5 million to $14.1 million for the three fiscal months ended July 1, 2001 from $15.6 million for the three fiscal months ended July 2, 2000. This overall decrease results primarily from company-wide cost containment efforts implemented beginning late in fiscal 2000 and reduced implementation costs associated with the Company's information systems, offset by increased health insurance costs in the current year. Additionally, in the prior year the Company wrote off $0.4 million of capitalized software costs that could not be utilized. Selling and administrative expenses as a percentage of total revenues remained consistent at 11.7% for the three fiscal months ended July 1, 2001 and July 2, 2000. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

     The Company recorded a $2.3 million non-recurring charge in the third quarter of fiscal 2001 to provide for severance benefits to Paul Mikos, formerly the Company's president and chief executive officer, in accordance with his severance agreement dated May 10, 2001. Effective June 30, 2001, Mr. Mikos relinquished his employment and executive responsibilities with the Company, but remained Chairman of the Board of Directors.

     Depreciation and amortization increased 34.6% or $0.4 million to $1.5 million for the three fiscal months ended July 1, 2001 from $1.1 million for the three fiscal months ended July 2, 2000. This increase results primarily from depreciation of the Company's new back office information system which was placed in service in October 2000.

     Income from operations, including the non-recurring charge, decreased 91.4% or $4.3 million to $0.4 million for the three fiscal months ended July 1, 2001 from $4.7 million for the three fiscal months ended July 2, 2000 due to the factors described above. Income from operations as a percentage of revenues was 0.3% for the three fiscal months ended July 1, 2001 compared to 3.5% for the three fiscal months ended July 2, 2000. Excluding the non-recurring charge, income from operations decreased 42.2% or $2.0 million from the comparative prior year period.

     Net income decreased 70.0% or $2.2 million to $0.9 million for the three fiscal months ended July 1, 2001 from $3.1 million for the three fiscal months ended July 2, 2000 due to the factors described above. Interest expense decreased as a result of no line of credit borrowings during the current quarter. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 0.8% for the three fiscal months ended July 1, 2001 compared to 2.3% for the three fiscal months ended July 2, 2000. Excluding the non-recurring charge, net income decreased 25.6% or $0.8 million from the comparative prior year period.

For the Nine Fiscal Months Ended July 1, 2001 Compared to the Nine Fiscal Months Ended July 2, 2000

     Total revenues decreased 4.3% or $17.8 million to $400.6 million for the nine fiscal months ended July 1, 2001 from $418.5 million for the nine fiscal months ended July 2, 2000. Direct revenues decreased 2.1% to $224.2 million from $229.0 million, licensed revenues decreased 6.6% to $174.4 million from $186.7 million and franchise royalties decreased 22.2% to $2.1 million from $2.7 million for the nine fiscal months ended July 1, 2001 and July 2, 2000, respectively. The overall decrease in direct revenues as compared to the prior year results from increased first quarter revenues stemming from fulfillment, distribution and customer care support services offset by a general slowdown in the economy during the second and third quarter. Additionally, revenues from "dot com" companies were substantially lower in the current year. The decrease in licensed revenues was also impacted by current economic conditions. The decrease in franchise royalties resulted from the conversion of five franchised offices to the licensed format as well as lower billings at existing offices. There was a slight change in mix between direct, licensed and royalty revenues with direct revenues accounting for 56.0% of total revenues for the nine months ended July 1, 2001 as compared to 54.7% for

                                REMEDYTEMP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the nine months ended July 2, 2000. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

     Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 4.0% or $12.7 million to $308.8 million for the nine fiscal months ended July 1, 2001 from $321.5 million for the nine fiscal months ended July 2, 2000. This decrease resulted from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 77.1% for the nine fiscal months ended July 1, 2001 compared to 76.8% for the nine fiscal months ended July 2, 2000. This increase results from a shift in business mix, lower markup resulting from pricing pressures and reduced permanent placement business. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

     Licensees' share of gross profit decreased 4.9% or $1.5 million to $29.6 million for the nine fiscal months ended July 1, 2001 from $31.1 million for the nine fiscal months ended July 2, 2000 due to an overall decrease in billings at existing licensed offices. Licensees' share of gross profit as a percentage of licensed gross profit was 68.8% for the nine fiscal months ended July 1, 2001 compared to 67.6% for the nine fiscal months ended July 2, 2000. This increase resulted from certain licensees earning a larger percentage of gross profit in the current year.

     Selling, general and administrative expenses decreased 0.4% or $0.2 million to $45.5 million for the nine fiscal months ended July 1, 2001 from $45.7 million for the nine fiscal months ended July 2, 2000. This overall decrease results from company-wide cost containment efforts implemented beginning late in fiscal 2000 offset by increased health insurance costs in the current year. Selling and administrative expenses as a percentage of total revenues were 11.4% for the nine fiscal months ended July 1, 2001 as compared to 10.9% for the nine fiscal months ended July 2, 2000. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

     During the nine fiscal months ended July 1, 2001, the Company recorded non-recurring charges totaling $4.2 million. During the first fiscal quarter, the Company recorded a $1.9 million charge for a large client's account receivable deemed uncollectible. During the third quarter, the Company recorded a $2.3 million charge to provide for severance benefits to Paul Mikos, formerly the Company's president and chief executive officer, in accordance with his severance agreement dated May 10, 2001. Effective June 30, 2001, Mr. Mikos relinquished his employment and executive responsibilities with the Company, but remained Chairman of the Board of Directors.

     Depreciation and amortization increased 28.9% or $1.0 million to $4.3 million for the nine fiscal months ended July 1, 2001 from $3.3 million for the nine fiscal months ended July 2, 2000. This increase results primarily from depreciation of the Company's new back office information system which was placed in service in October 2000.

     Income from operations, including the non-recurring charges, decreased 51.0% or $8.6 million to $8.3 million for the nine fiscal months ended July 1, 2001 from $16.8 million for the nine fiscal months ended July 2, 2000 due to the factors described above. Income from operations as a percentage of revenues was 2.1% for the nine fiscal months ended July 1, 2001 compared to 4.0% for the nine fiscal months ended July 2, 2000. Excluding the non-recurring charges, income from operations decreased 26.1% or $4.4 million from the comparative prior year period.

     Net income decreased 39.7% or $4.2 million to $6.4 million for the nine fiscal months ended July 1, 2001 from $10.7 million for the nine fiscal months ended July 2, 2000 due to the factors described above. Interest expense decreased as a result of no line of credit borrowings in the current year. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 1.6% for the nine fiscal months ended July 1, 2001 compared to 2.6% for the nine fiscal months ended July 2, 2000. Excluding the non-recurring charges, net income decreased 16.2% or $1.7 million from the comparative prior year period.

                                REMEDYTEMP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $27.3 million for the nine months ended July 1, 2001 and $8.7 million for the nine fiscal months ended July 2, 2000. The increase in cash from operating activities results primarily from changes in the Company's workers' compensation program discussed below, timing of accounts receivable collection, lower cash outflows in the current year for payroll and related costs, as well as licensees' share of gross profit. These increases to operating cash flows were offset by the timing of vendor payments.

     Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program for its workers' compensation claims liability. During the third quarter of the prior year, the Company prepaid the estimated policy premium of $11.1 million under this program. Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $0.25 million per individual claim and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for its deductible liability and as such no prepayment was made in the current year. Under the terms of the agreement, the Company is required to maintain a letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

     Cash used for purchases of fixed assets was $2.5 million for the nine fiscal months ended July 1, 2001 and $5.0 million for the nine fiscal months ended July 2, 2000. The decrease in capital expenditures results from the implementation of the Company's information system in October 2000. During the next twelve months, the Company anticipates capital expenditures associated with direct office openings and further investments in the Company's computer-based technologies to approximate $5.0 million.

     The Company acquired two licensed office during the first nine months of fiscal 2001 (see Note 3 to the consolidated financial statements) and six licensed offices in the comparative prior year period. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

     The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company has no borrowings outstanding as of July 1, 2001 and has a $17.3 million letter of credit in accordance with the workers' compensation insurance agreement discussed above. The line of credit is unsecured and expires on February 28, 2002. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these covenants.

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

 Exhibit
 Number                                 Description
 -------                                -----------
   3.1     Amended and Restated Articles of Incorporation of the Company (a)

   3.2     Amended and Restated Bylaws of the Company (g)

   4.1     Specimen Stock Certificate (a)

   4.2     Shareholder Rights Agreement (a)

  10.1     Robert E. McDonough, Sr. Employment Agreement, as amended (h)

  10.2     Paul W. Mikos Employment Agreement, as amended (k)

 Exhibit
 Number                                 Description
 -------                                -----------
  10.5 Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

  10.6     Alan M. Purdy Change in Control Severance Agreement (j)

  10.7     Deferred Compensation Agreement for Alan M. Purdy (a)

  10.8     Letter regarding potential severance of Jeffrey A. Elias (a)

  10.9     Form of Indemnification Agreement (a)

  10.11    Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan (i)

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

  10.14    Form of Franchising Agreement for Franchised Offices (a)

  10.15    Form of Licensing Agreement for IntelliSearch(R) (a)

  10.18    Additional Deferred Compensation Agreement for Alan M. Purdy (b)

  10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

  10.22    RemedyTemp, Inc. Deferred Compensation Plan (d)

  10.23    Greg Palmer Employment Agreement, as amended (e)

  10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (f)

  10.25    Form of Licensing Agreement for i/search2000TM (g)

  10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (i)

  10.27    Paul W. Mikos Severance Agreement and General Release (l)

----------
(a) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

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

(l) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

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


                                               REMEDYTEMP, INC.


August 14, 2001                                /s/  GREG PALMER
                                               -------------------------------
                                                    Greg Palmer, President and
                                                    Chief Executive Officer


August 14, 2001                                /s/  ALAN M. PURDY
                                               ------------------------------
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                REMEDYTEMP, INC.


                                  EXHIBIT INDEX

 Exhibit
 Number                                 Description
 -------                                -----------
   3.1     Amended and Restated Articles of Incorporation of the Company (a)

   3.2     Amended and Restated Bylaws of the Company (g)

   4.1     Specimen Stock Certificate (a)

   4.2     Shareholder Rights Agreement (a)

  10.1     Robert E. McDonough, Sr. Employment Agreement, as amended (h)

  10.2     Paul W. Mikos Employment Agreement, as amended (k)

  10.5     Registration Rights Agreement with R. Emmett McDonough and
           Related Trusts (a)

  10.6     Alan M. Purdy Change in Control Severance Agreement (j)

  10.7     Deferred Compensation Agreement for Alan M. Purdy (a)

  10.8     Letter regarding potential severance of Jeffrey A. Elias (a)

  10.9     Form of Indemnification Agreement (a)

  10.11    Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan (i)

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

  10.14    Form of Franchising Agreement for Franchised Offices (a)

  10.15    Form of Licensing Agreement for IntelliSearch(R) (a)

  10.18    Additional Deferred Compensation Agreement for Alan M. Purdy (b)

  10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

  10.22    RemedyTemp, Inc. Deferred Compensation Plan (d)

  10.23    Greg Palmer Employment Agreement, as amended (e)

  10.24    1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership
           Plan for Outside Directors (f)

  10.25    Form of Licensing Agreement for i/search2000TM (g)

  10.26    Credit Agreement among Bank of America National Trust and Savings
           Association and RemedyTemp, Inc. (i)

  10.27    Paul W. Mikos Severance Agreement and General Release (l)

                                REMEDYTEMP, INC.


----------

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

(l) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.