Form 10-K405
period 2001-09-30
REMEDYTEMP INC
filed 2001-12-28
CIK 1013467

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

                  For the fiscal year ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 21, 2001 on the Nasdaq National Market was $70,758,113. The aggregate market value of the Class B Common Stock (which converts to Class A upon certain transactions) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 21, 2001 on the Nasdaq National Market was $5,722,687.

     The number of shares of Class A Common Stock outstanding as of December 21, 2001 was 7,392,497 and the number of shares of Class B Common Stock outstanding as of December 21, 2001 was 1,563,844.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year end September 30, 2001. Portions of the Company's Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement shall not be deemed to be part of this report.

                                REMEDYTEMP, INC.
                          2001 FORM 10-K ANNUAL REPORT

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


                                     PART I

ITEM 1. BUSINESS

     In addition to historical information, the description of business below, management's discussion and analysis in Part II and other statements contained elsewhere in this Annual Report on Form 10-K, include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly-owned subsidiaries, (collectively, the "Company"). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by use of words such as "anticipate," "believe," "estimate," "intend," "expect," "will," or "future"). Accordingly, the Company's actual results and financial position may differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation, the benefits of proactive measures being taken to improve results and control costs, the ability to open new points of distribution, changes in general or local economic conditions, the availability of sufficient personnel, the Company's ability to attract and retain clients and franchisees/licensees, implementation of the Company's new IT systems, the effect of the California power crisis on the Company's operations, the outcome of litigation matters, and other factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

GENERAL

     RemedyTemp, Inc., founded in 1965 and incorporated in California in 1974, is a national provider of clerical and light industrial temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 38 states and Puerto Rico through a network of 290 offices, of which 117 are Company-owned and 173 are independently-managed. During the twelve months ended September 30, 2001, the Company placed approximately 164,000 temporary workers, known as "associates," and provided approximately 44 million hours of staffing services to over 21,000 clients. From the beginning of fiscal 1997 through the end of fiscal 2001, the Company added 129 offices.

     The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation's temporary workforce. Beginning in November 1998, the Company began also to service the information technology sector and has recently organized to begin servicing the financial and accounting sector. The clerical, light industrial, information technology and financial sectors comprise approximately 88.8% of the nation's temporary staffing industry revenues, according to the Staffing Industry Analysts, Inc. ("SIA"), an independent staffing industry publication. Additionally, the Company intends to continue to increase its efforts in the call center and logistics areas of its clerical and light industrial sectors, respectively. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company's expertise in providing associates who possess the skills and attitudinal characteristics necessary to "fit" into clients' organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

     The Company believes its proprietary technologies are instrumental to the success of its operations. Over the past five years, the Company has invested significant human and financial resources in the development of these proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company's primary proprietary technologies are maintained and offered in the following four interactive systems: Market Analysis Profiling Sourcing ("MAPS(R)"), a demographic system that assists branch personnel in finding associates to meet certain criteria; Human Performance Technology ("HPT(R)"), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company's associates; i/search 2000(TM), an integrated front office and back office database system that is used to pay temporary associates and bill clients as well as to classify, search and match the Company's associates to job openings using parameters based upon client needs, and Employee Data Gathering and Evaluation ("EDGE(R)"), a proprietary computer system installed at client locations to coordinate scheduling, track job performance and generate customized utilization reports for the client's entire temporary workforce. Early in fiscal 2001, the Company completed its implementation of i/search 2000(TM), which replaced Intellisearch(R), the Company's previous proprietary front office information system. The Company believes that the integrated i/search 2000(TM) will enable its Company-owned and independently-managed offices to streamline operational efficiencies and enhance client service levels.

     Additionally, the Company provides master vendor and on-site management programs to its clients in an effort to streamline the management of the temporary workforce and reduce the overall costs. As a master vendor, Remedy provides clients with centralized order processing, sub-contractor management and regular business reviews to track performance. The on-site management program provides a dedicated representative "on-site" at the client location to manage the entire temporary workforce including developing, coordinating and managing associate orientation, training, order fulfillment, payroll tracking and other personnel issues.

     Management believes that the Company's proprietary technologies and workforce management programs give the Company advantages over competing temporary staffing companies that do not provide similar value-added services.

THE STAFFING INDUSTRY

     Temporary help revenues for the United States staffing industry were projected by SIA to have exceeded $84.8 billion in 2000. This represents an increase of approximately 10.3% over 1999 and, since 1996, industry revenues have increased at a compound annual rate of approximately 15.8%. Economic and social factors have increased the portion of the non-farm U.S. workforce working on a temporary basis from 1.7% in 1995 to 2.5% in 2000, according to the American Staffing Association ("ASA"), an independent trade organization for the staffing industry. ASA estimates that the average daily employment in temporary help services approximated 2.5 million nationwide in 2000.

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

     The clerical, light industrial, information technology and financial sectors represent the largest four sectors of the temporary staffing industry. A staffing industry report by SIA, based on 2000 revenues, reported that the office and clerical sector accounted for $21.4 billion or approximately 25.2% of the temporary staffing industry revenues, the light industrial sector accounted for $17.8 billion or approximately 21.0% of industry revenues, the technical/information technology sectors accounted for $27.0 billion or approximately 31.8% of industry revenues, and the financial sector accounted for $9.1 billion or approximately 10.7% of industry revenues. According to SIA, from 1996 through 2000, industry revenues for the office and clerical sector increased by approximately $7.1 billion, representing a compound annual growth rate of approximately 10.6% and industry revenues for the light industrial sector increased by approximately $5.7 billion, representing a compound annual growth rate of approximately 10.1%. Industry revenues for the technical and information technology sectors increased by approximately $15.3 billion, representing a compound annual growth rate of approximately 23.3% while industry revenues for the financial sector increased by approximately $5.1 billion, representing a compound annual growth rate of approximately 22.8%. In the aggregate, these four sectors constituted approximately 88.1% of the $37.7 billion increase in total industry revenues during the period.

OPERATIONS

     The Company provides temporary personnel in the following four industry sectors: clerical, light industrial, information technology and financial.

     Clerical Services. As the use of temporary staffing has become more prevalent, the range of clerical positions provided by the Company has expanded beyond traditional secretarial staff to include a broad range of general business environment personnel. Clerical services include executive assistants, word processors, customer service representatives, data entry operators, hosts, telemarketers and other general office staff.

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

     In August 1998, the Company created the Remedy Logistics Group(R) to provide solutions for clients' logistics staffing needs. Logistics is the management of inventory, and includes warehousing, transportation, distribution and supply of goods. Remedy Logistics Group(R) supplies temporary associates in the following categories: inventory takers, forklift operators, shipping clerks, material processors, warehouse workers, boxers, mail clerks, expeditors and inventory control clerks.

     The Company has utilized the experience it gained from the Caller Access and Logistics divisions to offer an integrated e-commerce solution to businesses and intends to continue to develop such business niches. The Company supplies customer service representatives, help desk specialists, email response agents, distribution and fulfillment workers.

     Information Technology Services. In November 1998, RemX Technology Group(R), began providing information technology temporary staffing and consulting services. RemX Technology Group(R) supplies contract staffing and consulting professionals in key technology categories including hardware and software engineering, database design development, application development, Internet/Intranet site development, e-commerce, networking, software quality assurance and technical support.

     Financial Services. The Company's newest division, REMX(R) Financial Staffing, was created in November 2001 with anticipated office openings early in calendar 2002. REMX(R) Financial Staffing is a highly specialized division focusing on placing financial and accounting personnel in key positions within the financial sector. REMX(R) Financial Staffing will provide its clients with controllers, financial analysts, certified public accountants, auditors, senior/staff accountants and a variety of other positions on a temporary, temp to hire or direct hire basis.

Office Organization.

     The Company provides its services through a network of 290 office locations, 117 of which are owned and operated by the Company and 173 of which are operated as franchised or licensed offices. The table below sets forth the geographic distribution of the Company-owned and independently-managed offices as of September 30, 2001.



                                          COMPANY-OWNED     LICENSED AND      TOTAL
                                            OFFICES      FRANCHISED OFFICES  OFFICES
                                          -------------  ------------------  -------
        California ..................           82               3              85
        Western Region(1) ...........            8              24              32
        Midwestern Region(2) ........            8              38              46
        Southeastern Region(3) ......           12              91             103
        Northeastern Region(4) ......            7              15              22
        Puerto Rico .................            0               2               2
                                               ---             ---             ---
        Total .......................          117             173             290
                                               ===             ===             ===

(1)   Includes Arizona, Colorado, Idaho, Nevada, Oregon, Utah and Washington.

(2) Includes Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

(3) Includes Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

(4) Includes Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York and Pennsylvania.

Company-Owned Offices.

     The Company-owned offices are concentrated in California, with locations in 18 other states. These offices are organized into five divisions, each managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Each Company-owned office has an office manager who is accountable for the day-to-day operations and profitability of that office.

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

     Company-owned offices had average sales per office of approximately $2.5 million for fiscal 2001. The Company often pursues a "fill-in" strategy to expand its market penetration by transferring clients on the periphery of an existing office's territory to a newly-opened office, which can then use those established accounts as a base for further expansion. The density of Company-owned offices in certain areas also enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical and light industrial offices, allowing each to specialize and further penetrate its market.

Independently-Managed Offices.

     Independently-managed offices, structured in either franchise or license format, have been an important element of the Company's growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with highly qualified franchisees and licensees, without significant capital expenditures. The majority of the Company's offices outside California are independently-managed. Independent office agreements have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements originated. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards.

     Franchises. The Company employed a traditional franchise model primarily from 1987 until 1990. As of September 30, 2001, 17 of the Company's 173 independently-managed offices were franchises. Franchisees pay all lease and working capital costs, fund payroll and collect clients' accounts. Generally, franchisees pay the Company an initial franchise fee and royalties equal to approximately 7% of gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins. Franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use the Company's service marks, trademarks and business model, proprietary computer programs and operational support.

     Licenses. Since 1990, the Company has recruited new independent office managers as licensees. The Company switched from the franchise to the license format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. As of September 30, 2001, 156 of the Company's 173 independently-managed office locations were licensed offices. The license format differs from the franchise format in that the Company employs of all temporary personnel affiliated with the office. The Company funds payroll, collects clients' accounts and remits to the licensee 60%-70% of the office's gross profit, based upon the level of hours billed during the licensee's contract year. However, the Company's share of the licensee's gross profit is generally not less than 7.5% of the licensee's gross billings, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins.

CLIENTS

     The Company serves the needs of both medium-size and Fortune 500 companies in a variety of industries. During the twelve months ended September 30, 2001, the Company serviced over 21,000 clients nationwide. The Company's ten highest volume clients in fiscal 2001 accounted for approximately 16.3% of the Company's system-wide gross billings. No single client accounted for more than 3.0% of the Company's system-wide gross billings for fiscal 2001.

COMPETITION

     The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco Employment Services, Kelly Services, Inc., Manpower Inc. and Spherion Corporation. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company's offices in their limited areas. In the information technology and financial sectors, the Company believes that its competitors include Alternative Resources, Hall Kinion, Modis Professional Services, Robert Half International, Inc., On Assignment, Inc. and CDI Corporation.

     The Company's management believes that the most important competitive factors in obtaining and retaining its targeted clients are understanding the customer's specific job requirements, the ability to provide qualified temporary personnel in a timely manner and the quality and price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and responsiveness to work schedules.

     The Company expects ongoing vigorous competition and pricing pressure from national, regional and local providers, and there is no assurance that the Company will be able to maintain or increase its market share or profitability.

WORKERS' COMPENSATION

     From July 22, 1997 through March 31, 1999, the Company utilized an insured workers' compensation program for Company-owned and licensed offices, administered through its wholly-owned subsidiary, Remedy Insurance Group, LTD. Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into fully insured workers' compensation program with Reliance from April 1, 1999 through March 30, 2001. The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts.

     Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $250,000 per individual claim and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for its deductible liability. The estimated remaining deductible liability, under this program, for existing and incurred but not reported claims is approximately $5.8 million at September 30, 2001. Under the terms of the agreement, the Company is required to maintain a $17.25 million letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

EMPLOYEES

     As of September 30, 2001, the Company employed a staff of approximately 450 individuals (excluding temporary associates). During fiscal 2001, approximately 164,000 temporary associates were placed by the Company through Company-owned and independently-managed offices. Approximately 80,000 of the temporary associates were employed by Company-owned offices and approximately 70,000 were employed, by the Company, through licensed offices. Approximately 14,000 of the temporary associates were placed by franchised offices, and are not employed by the Company but are legal employees of the franchised offices. At any given time during 2001, only a portion of these employees were placed on temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.

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

PROPRIETARY RIGHTS AND SYSTEMS

     The Company has developed, either internally or through hired consultants, its MAPS(R), HPT(R), EDGE(R), IntelliSearch(R) and i/search 2000(TM) computer systems. These proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.

     The Company has registered the following trademarks and service marks with the U.S. Patent & Trademark Office: REMEDY(R), REMEDY TEMPORARY SERVICES(R), REMEDYTEMP(R), REMEDY TECHNICAL(R), CALLER ACCESS(R), INTELLISEARCH(R), INTELLIGENT STAFFING(R), HIRE INTELLIGENCE(R), EDGE(R), VSM(R), HPT(R), THE INTELLIGENT TEMPORARY(R), NON-STOP(R), MAPS(R), REMEDY LOGISTICS GROUP(R), REMX TECHNOLOGY GROUP(R), REMX(R) and AXCESS INTERACTIVE CUSTOMER CARE(R). In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register the following trademarks and service marks: I/SEARCH 2000(TM), HUMAN PERFORMANCE TECHNOLOGY(TM), REMEDY FINANCIAL RESOURCES(SM) and REMEDY SMART STEP(SM). In general, these marks are used by the Company and its licensees and franchisees, except that REMX TECHNOLOGY GROUP(R) and REMX(R) are used exclusively by the Company.

RISK FACTORS

Among the risks affecting the Company are the following:

     Fluctuations in the General Economy. Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, companies may reduce their use of temporary employees before undertaking layoffs of their full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company's business. Because the Company currently derives a significant portion of its system-wide billings from the California market (approximately 42.3% in fiscal 2001), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

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

     Ability to Continue Company Growth. The Company has grown rapidly in past years by opening new offices and increasing the volume of services provided through existing offices. There can be no assurance that the Company will be able to maintain or expand its market presence in its current locations, successfully enter other markets or successfully enter and compete in new industry sectors. The ability of the Company to continue its growth will depend on a number of factors including existing and emerging competition, the availability of working capital to support such growth, the Company's ability to maintain margins in the face of pricing pressures, find and retain new qualified licensees and office managers, recruit and train additional qualified temporary personnel, find and retain clients and manage costs. Other factors that may impact the Company's future growth or profitability include the availability of sufficient personnel, increased costs of personnel (due to various factors including workers' compensation insurance costs or increased wage rates) and the potential negative impact on margins.

     Franchising and Licensing Risks. The Company derives a substantial amount of its system-wide billings (approximately 48.2% in fiscal 2001) from franchised and licensed operations. The ownership of the Company's franchised and licensed offices is concentrated, with the ten largest franchisees and licensees together accounting for approximately 21.3% of the Company's system-wide billings in fiscal 2001. There can be no assurance that the Company will be able to attract new licensees or that the Company will be able to retain its existing franchisees and licensees. The loss of one or more of these relationships, or other franchisees or licensees who may in the future account for a significant portion of the Company's revenues, could have a material adverse effect on the Company's results of operations.

     Employee-Related Costs. The Company is required to pay unemployment insurance premiums and workers' compensation benefits for its temporary workers. Unemployment insurance premiums are set annually by the states in which employees perform services and could increase. The Company maintains workers' compensation insurance for its employees and is self-insured for its deductible liability of $250,000 per individual claim. The Company is also required to maintain a $17.25 million standby letter of credit to secure repayment to the insurance company of the deductible portion of all open claims. The estimated remaining deductible liability for all existing and incurred but not reported claims are accrued based upon current claims information, as well as prior experience, and may be subsequently revised based on developments related to such claims. The Company believes that the recorded accrual for its workers' compensation obligations as of September 30, 2001 is adequate, but there can be no assurance that the Company will be able to pass along to its clients any increased costs related to unemployment and workers' compensation insurance or that the Company will be able to obtain or renew on acceptable terms workers' compensation insurance coverage or the requisite letter of credit. See "Business-Workers' Compensation."

     Implementation of Information Systems. The Company is continually evaluating the quality, functionality and performance of its information systems and propriety technologies to ensure the needs of the Company and its clients are being met. There can be no assurance that the conversion/upgrade process from one system or version to another will be without disruption. Any such disruption may have an adverse impact on the Company's operational and financial performance.

ITEM 2. PROPERTIES

     The Company does not own any real property. The Company leases its corporate headquarters in Aliso Viejo, California, from OTR, an Ohio General Partnership. The lease agreement provides for leased premises, totaling approximately 52,500 square feet in size, at a fixed rate of $1.93 per square foot per month, for a fixed term of five and one-half years from the date of occupancy. The base rent includes amounts for operating costs, which include, but are not limited to, property taxes, utilities, supplies, repairs and maintenance, janitorial staff, security staff and insurance premiums on the building. In addition to base rent, after the first year of occupancy, the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease after the initial term for an additional term of five years. The Company moved into its current corporate headquarters in September 1998.

     As of September 30, 2001, the Company leased the space occupied by all of its Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees and licensees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

ITEM 3. LEGAL PROCEEDINGS

     On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., Remedy Intelligent Staffing, Inc. (a wholly-owned subsidiary), Remedy Temporary Services, Inc. (a wholly-owned subsidiary), Karin Somogyi, Paul W. Mikos and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of the Company's franchisees and licensees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, and accounting, unfair and deceptive practices, and restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees and licensees into signing franchise/license agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise/license agreement with each of them and to deny class certification. Remedy anticipates that the court will hear initial motions with respect to the arbitration and class certification issues in February 2002. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor.

     At this time management is unable to give an estimate, within the meaning and in accordance with standards set for the American Bar Association Statement of Policy, as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable. Management does not believe the Company is party to any other legal proceeding that is likely to have a material adverse effect on the Company.

      On December 10, 2001, Remedy filed a demand for arbitration before the Los Angeles branch of the American Arbitration Association and a complaint in United States District Court, Central District of California, for, among other things, breach of contract, trademark infringement, misappropriation of trade secrets, and unfair competition against Stephen M. Smith, Jody A. Smith and Smith Temporaries, Inc. doing business as CornerStone Staffing and Remedy Intelligent Staffing. The defendants are licensees of Remedy, however, their licensing agreement expires on December 30, 2001. Remedy believes that its case is meritorious and will protect its interests to the fullest extent permitted by law.

     From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the Company's fourth quarter of the fiscal year ended September 30, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officer employees of the Company and their respective ages as of September 30, 2001, are set forth below.

          NAME                      AGE                   POSITION(s) HELD
          ----                      ---                   ----------------
Greg Palmer                         45     President and Chief Executive Officer
Robert E. McDonough, Sr.            79     Founder and Vice Chairman of the Board of Directors
Alan M. Purdy                       61     Senior Vice President, Chief Financial Officer and Assistant Secretary
Gunnar B. Gooding                   38     Vice President, Human Resources and Legal Affairs
Cosmas N. Lykos                     33     Vice President of Business Affairs, General Counsel and Secretary
Shawn Mohr                          31     Vice President, Sales and Marketing


     Greg Palmer has served as President and Chief Executive Officer of the Company since January 2001. From January 1998 to January 2001, Mr. Palmer served as Executive Vice President and Chief Operations Officer of the Company. From 1985 to December 1997, and prior to joining the Company, Mr. Palmer served in senior level management positions in the southeast and northeast divisions and previously as Senior Vice President in charge of managing operations in the western United States for Olsten Corporation, formerly a provider of staffing and health care services.

     Robert E. McDonough, Sr. has served as Vice Chairman of the Board of Directors of the Company (the "Board") since January 2001. He served as Chairman of the Board from August 1978 to January 2001. Mr. McDonough founded the Company in 1965 and has been involved in the management and long-term operation and strategic planning of the Company since that time. For 29 years, until May 1994, he served as the Company's Chief Executive Officer.

     Alan M. Purdy has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company since November 1996. From February 1994 to November 1996, he served as Vice President and Chief Financial Officer of the Company. From January 1993 until December 1993, he was Senior Vice President and Chief Financial Officer of Builder's Emporium, a division of Collins and Aikman Group, Inc. From March 1988 until August 1992, he was Senior Vice President and Chief Financial Officer of HUB Distributing, Inc. (d.b.a. Millers Outpost), a subsidiary of American Retail Group.

     Gunnar B. Gooding has served as Vice President, Human Resources and Legal Affairs of the Company since April 2000 and prior to that as Vice President, General Counsel since September 1998. From September 1989 to September 1998, Mr. Gooding worked as an attorney at Gibson, Dunn & Crutcher LLP where he specialized in employment litigation.

     Cosmas N. Lykos has served as Vice President of Business Affairs, General Counsel and Secretary of the Company since December 2000 and prior to that as Vice President, General Counsel and Secretary since September 1998. From September 1994 to September 1998, Mr. Lykos served as a corporate associate at Gibson, Dunn & Crutcher LLP, specializing in mergers and acquisitions, public offerings, franchise and general corporate matters.

     Shawn Mohr has served as Vice President, Sales and Marketing of the Company since May 2001. Prior to joining the Company, Mr. Mohr served as Senior Vice President of Marketing for Opus360 Corporation/Freeagent.com from March 2000 to December 2000. From November 1997 to March 2000, Mr. Mohr served as Division Senior Vice-Present of KFORCE Professional Staffing and from April 1997 to September 1997, Mr. Mohr was Manager of Operations and Marketing for On Assignment, Inc., a financial and scientific staffing firm. From November 1994 to March 1997, Mr. Mohr was the President of Core, Inc. a company that developed inline skating equipment.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Since July 11, 1996, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "REMX." Prior to July 11, 1996, the Company's stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock for fiscal 2001 and fiscal 2000:

                                               FOR THE THREE MONTHS ENDED
                             ---------------------------------------------------------------
                             DECEMBER 31,       APRIL 1,         JULY 1,       SEPTEMBER 30,
                                 2000             2001            2001              2001
                             -----------      -----------      -----------      -----------
        High ..........      $     12.00      $     14.56      $     14.26      $     15.25
        Low ...........      $      7.25      $      7.81      $      9.81      $     11.00

                              JANUARY 2,       APRIL 2,          JULY 2,        OCTOBER 1,
                                 2000            2000             2000             2000
                             -----------      -----------      -----------      -----------
        High ..........      $     20.13      $     23.50      $     22.88      $     12.94
        Low ...........      $     10.25      $     17.38      $     10.00      $     11.00


     As of December 21, 2001, there were an estimated 1000 shareholders of record of the Company's Class A Common Stock and 10 shareholders of record of the Company's Class B Common Stock.

     Subsequent to the Company's initial public offering in fiscal 1996, the Company has not declared or paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data with respect to the Company set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. The following selected financial information as of and for the fiscal years ended September 30, 2001, October 1, 2000, October 3, 1999, September 27, 1998 and September 28, 1997 has been derived from the audited financial statements of the Company.

                                                                                   FISCAL YEAR ENDED (1)
                                                        --------------------------------------------------------------------------
                                                           2001            2000            1999            1998            1997
                                                        ----------      ----------      ----------      ----------      ----------
                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Total revenues ...................................      $  519,223      $  557,860      $  513,536      $  451,344      $  360,346

Income before income taxes .......................          12,356          22,515          24,749          23,177          17,424
Provision for income taxes .......................           3,960           8,151           9,528           9,271           7,231
                                                        ----------      ----------      ----------      ----------      ----------
Net income .......................................      $    8,396      $   14,364      $   15,221      $   13,906      $   10,193
                                                        ==========      ==========      ==========      ==========      ==========
Net income per share, basic ......................      $     0.94      $     1.62      $     1.72      $     1.55      $     1.15
                                                        ==========      ==========      ==========      ==========      ==========
Weighted-average number of shares,
   basic .........................................           8,917           8,878           8,864           8,966           8,896

Net income per share, diluted ....................      $     0.94      $     1.59      $     1.71      $     1.50      $     1.13
                                                        ==========      ==========      ==========      ==========      ==========
Weighted-average number of shares,
   diluted .......................................           8,940           9,020           8,923           9,297           9,042

BALANCE SHEET DATA:

Cash and cash equivalents ........................      $   37,362      $    1,084      $    7,887      $      450      $    5,128
Working capital ..................................      $   74,496      $   62,983      $   51,969      $   42,398      $   39,130
Total assets .....................................      $  137,302      $  119,534      $  116,721      $   89,785      $   73,806
Long-term debt ...................................      $       --      $       --      $       --      $       --      $      281
Shareholders' equity .............................      $   99,575      $   90,471      $   75,456      $   62,437      $   47,061

(1) The fiscal year end of the Company is a 52 or 53 week period ending the Sunday closest to September 30. Thus, "fiscal 2001," "fiscal 2000," "fiscal 1999," "fiscal 1998" and "fiscal 1997" refer to the Company's fiscal years ending September 30, 2001, October 1, 2000, October 3, 1999, September 27, 1998 and September 28, 1997, respectively. Fiscal year 1999 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company provides temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. During the twelve fiscal months ended September 30, 2001, the Company placed approximately 164,000 temporary workers and provided approximately 44 million hours of staffing services to over 21,000 clients. From the beginning of fiscal 1997 through the end of fiscal 2001, the Company added 129 offices for a total of 290 offices.

OPERATIONS

     The Company's revenues are derived from Company-owned offices (direct sales) and independently-managed offices (licensed sales and franchise royalties). Under the Company's franchise arrangements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients' accounts. Generally, the franchisee pays the Company an initial franchise fee and royalties equal to 7% of its gross billings (except for national accounts on which royalties are paid at a reduced rate). The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. Under the Company's license arrangements, the licensee pays the Company an initial license fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed office, handles invoicing and collecting clients' accounts, and generally remits to the licensee 60% - 70% of the office's gross profit. However, the Company's share of the licensee's gross profit is generally not less than 7.5% of the licensee's gross billings, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

     As of September 30, 2001, there were 17 independently-managed offices operating as franchises and 156 operating as licensed offices. In general, independently-managed offices opened from 1987 to 1990 are operated as franchises, and independently-managed offices opened since 1990 are operated as licensed offices. The Company moved from franchise to license format to exercise more control over the collection and tracking of the receivables generated by the independently-managed offices and to allow the Company to grow without being limited by the financial resources of franchisees. Accordingly, the number of independently-managed franchise offices is not anticipated to increase, except in certain circumstances when a licensed office may convert to the independently-managed franchise format. Additionally, existing franchisees have the option under their contract to open new franchise offices within their territory. The number of licensed offices is expected to increase because new independently-managed offices will be opened in license format and offices currently operated as franchises may, depending upon various factors, convert to license format. If the number of franchise offices is reduced, royalty revenues will decrease.

     The following table sets forth for the last five fiscal years, the number of Company-owned, franchised and licensed offices and customer billings associated with each. Total system-wide billings consist of all services billed to clients by all Company-owned and independently-managed offices. For the Company-owned offices and licensed offices, all billings are Company revenues; for franchised offices, Company revenues are limited to the royalties earned on gross billings. Average billings per office are computed by dividing the relevant billings by the number of related offices. The Company's long-term revenue growth depends in part upon its ability to continue to attract new clients, retain existing clients and open new offices, as well as its ability to enhance the sales of existing offices beyond historical levels.

                                                                    FISCAL YEAR ENDED
                                         --------------------------------------------------------------------------
                                            2001            2000            1999            1998            1997
                                         ----------      ----------      ----------      ----------      ----------
                                                                 (DOLLARS IN THOUSANDS)
COMPANY-OWNED OFFICES
Number of offices .................             117             114             101              98              86
Average hours billed per office ...         204,782         225,682         241,108         241,216         233,233
Total billings ....................      $  288,396      $  306,955      $  279,206      $  274,577      $  221,679
Average billings per office .......      $    2,465      $    2,693      $    2,764      $    2,802      $    2,578

LICENSED OFFICES
Number of offices .................             156             141             130             117              93
Average hours billed per office ...         106,185         130,303         137,065         118,494         123,813
Total billings ....................      $  228,236      $  247,246      $  231,481      $  173,764      $  135,532
Average billings per office .......      $    1,463      $    1,754      $    1,781      $    1,485      $    1,457

FRANCHISED OFFICES
Number of offices .................              17              27              20              19              20
Average hours billed per office ...         180,973         154,869         158,713         184,679         190,345
Total billings ....................      $   40,420      $   55,906      $   43,845      $   45,371      $   46,526
Average billings per office .......      $    2,378      $    2,071      $    2,192      $    2,388      $    2,326
Royalties .........................      $    2,531      $    3,552      $    2,689      $    2,812      $    2,948

TOTAL OFFICES .....................             290             282             251             234             199
TOTAL SYSTEM-WIDE BILLINGS ........      $  557,052      $  610,107      $  554,532      $  493,712      $  403,737
AVERAGE HOURS BILLED PER OFFICE ...         150,348         171,212         180,656         175,265         177,786
TOTAL COMPANY REVENUES ............      $  519,223      $  557,860      $  513,536      $  451,344      $  360,346

WORKERS' COMPENSATION

     From July 22, 1997 through March 31, 1999, the Company utilized an insured workers' compensation program for Company-owned and licensed offices, administered through its wholly-owned subsidiary, Remedy Insurance Group, LTD. Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into fully insured workers' compensation program with Reliance from April 1, 1999 through March 30, 2001. The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts.

     Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $250,000 per individual claim and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for its deductible liability. The estimated remaining deductible liability, under this program, for existing and incurred but not reported claims is approximately $5.8 million at September 30, 2001. Under the terms of the agreement, the Company is required to maintain a $17.25 million letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000

     Total revenues decreased 6.9% or $38.6 million to $519.2 million for fiscal 2001 from $557.9 million for fiscal 2000. Direct revenues decreased 6.0% to $288.4 million from $307.0 million, licensed revenues decreased 7.7% to $228.2 million from $247.2 million and franchise royalties decreased 28.7% to $2.5 million from $3.6 million for fiscal 2001 compared to fiscal 2000, respectively. The overall decrease in direct revenues as compared to the prior year results from the net effect of increased first quarter revenues stemming from fulfillment, distribution and customer care support services offset by a, as expected, general slowdown in the economy and increased pricing pressures during the remaining three quarters. The decrease in licensed revenues was also impacted by current economic conditions. The decrease in franchise royalties resulted from the conversion of five franchised offices to the licensed format as well as lower billings at existing offices. There was a slight change in mix between direct, licensed and royalty revenues with direct revenues accounting for 55.5% of total revenues for the fiscal year ended September 30, 2001 as compared to 55.0% for the fiscal year ended October 1, 2000. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

     Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 6.2% or $26.4 million to $401.6 million for fiscal 2001 from $428.1 million for fiscal 2000. This decrease resulted from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 77.4% for the fiscal year ended September 30, 2001 compared to 76.7% for the fiscal year ended October 1, 2000. This increase resulted from a shift in business mix, lower markup resulting from pricing pressures, reduced permanent placement business and increased workers' compensation costs offset by reduced state unemployment expense. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

     Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is generally based on the number of hours billed. In general, pursuant to terms of the Company's franchise agreement for licensed offices, the Company's share of gross profit typically cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. Licensees' share of gross profit decreased 7.4% or $3.1 million to $38.4 million for fiscal 2001 from $41.4 million for fiscal 2000 due to an overall net 9.2% decrease in licensed gross profits, as well as reduced permanent placement business at existing licensed offices. Licensees' share of gross profit as a percentage of licensed gross profit was 69.0% for fiscal 2001 as compared to 67.7% for fiscal 2000. This increase resulted from certain licensees earning a larger percentage of gross profit in the current year.

     Selling and administrative expenses decreased 4.6% or $2.8 million to $58.8 million for fiscal 2001 from $61.6 million for fiscal 2000. This overall decrease results primarily from a company-wide cost containment initiative that resulted in operational and organizational changes designed to increase efficiency in a cost-effective manner. The realized cost savings from these efforts were offset by increased health insurance costs in the current year. Selling and administrative expenses as a percentage of total revenues was 11.3% for fiscal 2001 and 11.0% for fiscal 2000. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

     During fiscal 2001, the Company recorded non-recurring charges totaling $4.2 million. During the first quarter, the Company recorded a $1.9 million charge for a large client's account receivable deemed uncollectible. During the third quarter, the Company recorded a $2.3 million charge to provide for severance benefits to Paul Mikos, formerly the Company's president and chief executive officer, in accordance with his severance agreement dated May 10, 2001. Effective June 30, 2001, Mr. Mikos relinquished his employment and executive responsibilities with the Company, but remained as Chairman of the Board of Directors.

     Depreciation and amortization increased 24.1% or $1.1 million to $5.7 for fiscal 2001 from $4.6 million for fiscal 2000. This increase results primarily from depreciation of the Company's new back office information system which was placed in service in October.

     Income from operations, including the non-recurring charges, decreased 52.6% or $11.6 million to $10.5 million for fiscal 2001 from $22.1 million for fiscal 2000 due to the factors described above. Income from operations as a percentage of revenues was 2.0% for fiscal 2001 compared to 4.0% for fiscal 2000. Excluding the non-recurring charges, income from operations decreased 33.6% or $7.4 million from the prior year.

      Net income decreased 41.6% or $6.0 million to $8.4 million for fiscal 2001 from $14.4 million for fiscal 2000 due to the factors described above. Interest expense decreased as a result of no line of credit borrowings in the current year. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 1.6% for fiscal 2001 compared to 2.6% for the fiscal 2000. Excluding the non-recurring charges, net income decreased 24.1% or $3.5 million from the prior year.

Fiscal 2000 Compared to Fiscal 1999

     Total revenues increased 8.6% or $44.3 million to $557.9 million for fiscal 2000 from $513.5 million for fiscal 1999. Direct revenues increased 9.9% to $307.0 million from $279.2 million, licensed revenues increased 6.8% to $247.2 million from $231.5 million and franchise royalties increased 32.1% to $3.6 million from $2.7 million for fiscal 2000 compared to fiscal 1999, respectively. The overall increase in direct and licensed revenues resulted primarily from increased fulfillment, distribution and customer care support services provided to our clients by our existing direct and licensed offices. The mix between direct and licensed revenues was impacted by the repurchase of seven licensed offices during fiscal 2000 (see Note 6 to the Consolidated Financial Statements). The increase in franchise royalties resulted primarily from the conversion of six offices from the licensed to franchise format during the first half of fiscal 2000.

     Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, increased 8.7% or $34.3 million to $428.1 million for fiscal 2000 from $393.8 million for fiscal 1999. This increase resulted from continued business growth as described above, as well as a $0.2 million charge in the third quarter relating to an unanticipated settlement with an insurance company related to previous years' workers' compensation costs. Total cost of direct and licensed sales as a percentage of revenues was consistent at 76.7% for both fiscal 2000 and fiscal 1999.

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

     Selling and administrative expenses increased 17.6% or $9.2 million to $61.6 million for fiscal 2000 from $52.4 million for fiscal 1999. This increase can be attributed in part to the business growth discussed above, the implementation and operating costs of the Company's new information systems, increased bad debt expense in fiscal 2000, the operating expenses of the repurchased licensed offices and the write-off of certain capitalized software costs the Company no longer anticipates utilizing.

     Depreciation and amortization increased 24.5% or $0.9 million to $4.6 for fiscal 2000 from $3.7 million for fiscal 1999. This increase resulted from the increased depreciation expense associated with the Company's new front office information system which was placed in service in May of 1999, as well as increased goodwill amortization resulting from the repurchase of licensed offices.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $38.7 million in fiscal 2001 and $18.2 million in fiscal 2000, while cash used in operating activities was $0.9 million in fiscal 1999. The increase in cash from operating activities in fiscal 2001 results primarily from changes in the Company's workers' compensation program discussed below, timing of accounts receivable collection, lower cash outflows in the current year for payroll and related costs, as well as licensees' share of gross profit. These increases to operating cash flows were offset by the timing of vendor payments.

     From April 1, 1999 to March 30, 2001, the Company utilized a guaranteed cost insurance program for its workers' compensation claims liability. During the third quarters of fiscal 1999 and fiscal 2000, the Company prepaid the estimated annual policy premium under this program. The estimated premium for each policy year was capitalized as a prepaid cost and amortized over the policy year based upon actual payroll. As actual payroll levels differed from the estimates utilized, an adjustment was subsequently made for additional premium expense.

     Effective April 1, 2001, the Company entered into a contract with Liberty for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $0.25 million per individual claim and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for its deductible liability and, as such, no prepayment was made in the current year. Th estimated remaining deductible liability, under this program, for existing and incurred but not reported claims is approximately $5.8 million at September 30, 2001. Under the terms of the agreement, the Company is required to maintain a $17.25 million letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

     Cash used for purchases of fixed assets was $3.0 million, $6.5 million and $6.6 million in fiscal year 2001, 2000 and 1999, respectively. These purchases resulted primarily from expenditures associated with the Company's management information systems and branch office openings. The Company completed the development of and implemented the back office portion of I/SEARCH 2000(TM) during 1999. Upgrades of computers and hardware to support the new system were also completed during fiscal year 1999. The Company completed the development of the front office portion of i/search 2000(TM) late in fiscal 2000 and completed its implementation during fiscal 2001. The Company is continually evaluating the quality, functionality and performance of its information systems and other proprietary technologies to ensure the needs of the Company and its clients are being met. In fiscal 2002, the Company anticipates capital expenditures associated with direct office openings and further investments in the Company's computer-based technologies will approximate $5.0 million.

     During fiscal 2001 and fiscal 2000, the Company acquired five and seven licensed offices, respectively. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

     The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company repaid borrowings of $17.5 million, net during fiscal 2000 and has no borrowings outstanding as of September 30, 2001 or October 1, 2000. The Company had an outstanding letter of credit in the amount of $17.25 million as of September 30, 2001 in connection with its workers' compensation program discussed above and no outstanding letters of credit at October 1, 2000. The line of credit agreement is unsecured and expires on February 28, 2002. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these covenants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption "Executive Officers of the Registrant." Information as to the Board of Directors of the Company required by this item is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Proposal 1--Election of Directors." Information as to the Company's reporting persons' compliance with
Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company's definitive Proxy Statement under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation and Other Information," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions," to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company's shareholders prior to the Company's Annual Meeting of Shareholders, which is scheduled to be held on February 28, 2002.

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

         (3)    The following Exhibits are filed as part of this Report.

     NUMBER
     EXHIBIT     DESCRIPTION
     -------     -----------
       3.1       Amended and Restated Articles of Incorporation of the Company
                 (a)

       3.2       Amended and Restated Bylaws of the Company (g)

       4.1       Specimen Stock Certificate (a)

       4.2       Shareholder Rights Agreement (a)

       10.1      Robert E. McDonough, Sr. Amended and Restated Employment
                 Agreement (h)

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

       10.13     Form of Franchising Agreement for Licensed Offices (m)

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

       10.23     Greg Palmer Employment Agreement (e)

       10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (f)

       10.25     Form of Licensing Agreement for i/search 2000(TM) (g)

       10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (i)

       10.27     Paul W. Mikos Severance Agreement and General Release (l)

       10.28     Gunnar B. Gooding Employment and Severance Letter

       10.29     Cosmas N. Lykos Employment and Severance Letter

       23.1      Consent of Independent Accountants

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

       (m) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

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

REMEDYTEMP, INC.

 /s/  GREG PALMER
-------------------------------------
Greg Palmer
President and Chief Executive Officer
December 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                          TITLE                             DATE
               ---------                                          -----                             ----
/s/  GREG PALMER                                President and Chief Executive Officer         December 28 2001
--------------------------------------
Greg Palmer


/s/  PAUL W. MIKOS                              Chairman of the Board of Directors            December 28 2001
--------------------------------------
Paul W. Mikos


/s/  ROBERT E. MCDONOUGH                        Vice-Chairman of the Board of Directors       December 28 2001
--------------------------------------
Robert E. McDonough, Sr.


/s/  ALAN M. PURDY                              Senior Vice President and Chief               December 28 2001
-------------------------------------           Financial Officer (Principal
Alan M. Purdy                                   Financial and Accounting Officer)


/s/  WILLIAM D. CVENGROS                        Director                                      December 28 2001
-------------------------------------
William D. Cvengros


/s/  JAMES L. DOTI                              Director                                      December 28 2001
-------------------------------------
James L. Doti, Ph.D.


/s/  ROBERT A. ELLIOTT                          Director                                      December 28 2001
-------------------------------------
Robert A. Elliott


/s/  MARY GEORGE                                Director                                      December 28 2001
-------------------------------------
Mary George


/s/  J. MICHAEL HAGAN                           Director                                      December 28 2001
-------------------------------------
J. Michael Hagan


/s/  JOHN B. ZAEPFEL                            Director                                      December 28 2001
-------------------------------------
John B. Zaepfel

                                REMEDYTEMP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:
         Report of Independent Accountants                                                             F-2

         Consolidated Balance Sheets as of September 30, 2001 and October 1, 2000                      F-3

         Consolidated Statements of Income for the three fiscal years ended
              September 30, 2001, October 1, 2000 and October 3, 1999                                  F-4

         Consolidated Statements of Shareholders' Equity for the three fiscal years
              ended September 30, 2001, October 1, 2000 and October 3, 1999                            F-5

         Consolidated Statements of Cash Flows for the three fiscal years ended
              September 30, 2001, October 1, 2000 and October 3, 1999                                  F-6

         Notes to Consolidated Financial Statements                                                    F-7



FINANCIAL STATEMENT SCHEDULES:

         For  the three fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999

         II - Valuation and Qualifying Accounts                                                       F-18

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of RemedyTemp, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of RemedyTemp, Inc. and its subsidiaries (the "Company") at September 30, 2001 and October 1, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/S/ PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
Orange County, California
November 12, 2001

                                REMEDYTEMP, INC.

                           CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                ASSETS

                                                                                               SEPTEMBER 30,    OCTOBER 1,
                                                                                                   2001           2000
                                                                                                ----------      ----------

Current assets:
   Cash and cash equivalents .............................................................      $   37,362      $    1,084
   Accounts receivable, net of allowance for doubtful accounts of
     $1,789 and $1,888, respectively .....................................................          62,972          78,556
   Prepaid expenses and other current assets .............................................           4,842           5,704
   Prepaid workers' compensation insurance (Note 3) ......................................            --             4,877
   Deferred income taxes (Note 5) ........................................................           7,047           1,825
                                                                                                ----------      ----------
          Total current assets ...........................................................         112,223          92,046
Fixed assets, net (Note 2) ...............................................................          17,820          20,313
Other assets .............................................................................           2,642           2,491
Deferred income taxes (Note 5) ...........................................................             123             129
Goodwill, net of accumulated amortization of $675 and $415, respectively (Note 6) ........           4,494           4,555
                                                                                                ----------      ----------
          Total assets ...................................................................      $  137,302      $  119,534
                                                                                                ==========      ==========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................................      $    2,395      $    3,055
   Accrued workers' compensation (Note 3) ................................................          11,933           4,682
   Accrued payroll, benefits and related costs ...........................................          12,552          13,804
   Accrued licensees' share of gross profit ..............................................           3,202           3,657
   Line of credit (Note 4) ...............................................................            --              --
   Income taxes payable ..................................................................           1,748            --
   Other accrued expenses ................................................................           5,897           3,865
                                                                                                ----------      ----------

          Total current liabilities ......................................................          37,727          29,063
                                                                                                ----------      ----------

Commitments and contingent liabilities (Note 7)

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding .............            --              --
  Class A Common Stock, $.01 par value; authorized 50,000 shares;
     7,391 and 7,246 issued and outstanding at September 30, 2001 and
     October 1, 2000, respectively .......................................................              74              72
  Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares;
     1,565 and 1,657 issued and outstanding at September 30, 2001
     and October 1, 2000, respectively ...................................................              16              17
   Additional paid-in capital ............................................................          33,889          33,182
   Retained earnings .....................................................................          65,596          57,200
                                                                                                ----------      ----------
          Total shareholders' equity .....................................................          99,575          90,471
                                                                                                ----------      ----------
          Total liabilities and shareholders' equity .....................................      $  137,302      $  119,534
                                                                                                ==========      ==========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     SEPTEMBER 30,    OCTOBER 1,       OCTOBER 3,
                                                         2001            2000             1999
                                                      ----------      ----------       ----------
Direct sales ...................................      $  288,396      $  306,955       $  279,206
Licensed sales .................................         228,236         247,246          231,481
Franchise royalties ............................           2,531           3,552            2,689
Initial license and franchise fees .............              60             107              160
                                                      ----------      ----------       ----------
       Total revenues ..........................         519,223         557,860          513,536
Cost of direct sales ...........................         229,000         242,052          220,947
Cost of licensed sales .........................         172,643         186,031          172,817
Licensees' share of gross profit ...............          38,385          41,447           39,614
Selling and administrative expenses ............          58,820          61,639           52,403
Non-recurring charges (Note 10) ................           4,200            --               --
Depreciation and amortization ..................           5,714           4,603            3,696
                                                      ----------      ----------       ----------
       Income from operations ..................          10,461          22,088           24,059
                                                      ----------      ----------       ----------
Other income and expense:
  Interest (expense) income, net ...............             778            (494)            (251)
  Other, net ...................................           1,117             921              941
                                                      ----------      ----------       ----------
Income before provision for income taxes .......          12,356          22,515           24,749
Provision for income taxes (Note 5) ............           3,960           8,151            9,528
                                                      ----------      ----------       ----------
Net income .....................................      $    8,396      $   14,364       $   15,221
                                                      ==========      ==========       ==========
Net income per share, basic (Note 9) ...........      $     0.94      $     1.62       $     1.72
                                                      ==========      ==========       ==========
Weighted-average number of shares, basic .......           8,917           8,878            8,864
                                                      ==========      ==========       ==========

Net income per share, diluted (Note 9) .........      $     0.94      $     1.59       $     1.71
                                                      ==========      ==========       ==========
Weighted-average number of shares, diluted .....           8,940           9,020            8,923
                                                      ==========      ==========       ==========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                         CLASS A                CLASS B
                                                       COMMON STOCK          COMMON STOCK        ADDITIONAL
                                                   ---------------------  ---------------------   PAID-IN    RETAINED
                                                    SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL    EARNINGS     TOTAL
                                                   ---------   ---------  ---------   ---------  ---------   ---------   ---------
Balance at September 27, 1998 ...................      7,206   $      72      1,806   $      18  $  34,732   $  27,615   $  62,437
   Activity of Employee Stock Purchase Plan .....         26           1                               333                     334
   Stock option activity ........................         24                                           355                     355
   Repurchase of common stock ...................       (203)         (2)                           (2,955)                 (2,957)
   Conversion upon transfer to non-affiliates ...          2                     (2)                                          --
   Tax benefits from option activity ............                                                       66                      66
   Net income ...................................                                                               15,221      15,221
                                                   ---------   ---------  ---------   ---------  ---------   ---------   ---------
Balance at October 3, 1999 ......................      7,055          71      1,804          18     32,531      42,836      75,456
   Activity of Employee Stock Purchase Plan .....         15                                           166                     166
   Stock option activity ........................         29                                           419                     419
   Conversion upon transfer to non-affiliates ...        147           1       (147)         (1)                              --
   Tax benefits from option activity ............                                                       66                      66
   Net income ...................................                                                               14,364      14,364
                                                   ---------   ---------  ---------   ---------  ---------   ---------   ---------
Balance at October 1, 2000 ......................      7,246          72      1,657          17     33,182      57,200      90,471
   Activity of Employee Stock Purchase Plan .....         11                                           113                     113
   Stock option activity ........................         42           1                               580                     581
   Conversion upon transfer to non-affiliates ...         92           1        (92)         (1)                              --
   Tax benefits from option activity ............                                                       14                      14
   Net income ...................................                                                                8,396       8,396
                                                   ---------   ---------  ---------   ---------  ---------   ---------   ---------
Balance at September 30, 2001 ...................      7,391   $      74      1,565   $      16  $  33,889   $  65,596   $  99,575
                                                   =========   =========  =========   =========  =========   =========   =========



          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                   SEPTEMBER 30,  OCTOBER 1,    OCTOBER 3,
                                                                                       2001          2000          1999
                                                                                    ----------    ----------    ----------
Cash flows from operating activities:
   Net income ...................................................................   $    8,396    $   14,364    $   15,221
     Adjustments to reconcile net income to net cash from
     operating activities:

       Depreciation and amortization ............................................        5,714         4,603         3,696
       Provision for losses on accounts receivable ..............................        2,902         1,485           413
       Deferred taxes ...........................................................       (5,268)         (417)          967
       Changes in assets and liabilities:
         Accounts receivable ....................................................       12,682        (3,737)      (13,057)
         Prepaid expenses and other current assets ..............................          862        (1,684)         (585)
         Prepaid workers' compensation insurance ................................        4,877          (401)       (4,476)
         Other assets ...........................................................         (151)          164           (88)
         Accounts payable .......................................................         (660)          146          (124)
         Accrued workers' compensation ..........................................        7,251         3,608        (4,461)
         Accrued payroll, benefits and related costs ............................       (1,252)          663          (463)
         Accrued licensees' share of gross profit ...............................         (455)       (1,200)        1,663
         Other accrued expenses .................................................        2,032           599           856
         Income taxes payable ...................................................        1,814          --            (479)
                                                                                    ----------    ----------    ----------
   Net cash provided by (used in) operating activities ..........................       38,744        18,193          (917)
                                                                                    ----------    ----------    ----------
Cash flows from investing activities:
   Purchase of fixed assets .....................................................       (2,953)       (6,468)       (6,573)
   Purchase of franchises, net of assets acquired ...............................         (207)       (1,613)          (60)
                                                                                    ----------    ----------    ----------
   Net cash used in investing activities ........................................       (3,160)       (8,081)       (6,633)
                                                                                    ----------    ----------    ----------
Cash flows from financing activities:
   Borrowings under line of credit agreement ....................................         --          12,800        23,750
   Repayments under line of credit agreement ....................................         --         (30,300)       (6,250)
   Repayments under capital lease obligation ....................................         --            --            (245)
   Proceeds from stock option activity ..........................................          633           419           355
   Repurchase of Company Common Stock ...........................................         --            --          (2,957)
   Proceeds from Employee Stock Purchase Plan activity ..........................           61           166           334
                                                                                    ----------    ----------    ----------
   Net cash provided by (used in) financing activities ..........................          694       (16,915)       14,987
                                                                                    ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ............................       36,278        (6,803)        7,437
Cash and cash equivalents at beginning of period ................................        1,084         7,887           450
                                                                                    ----------    ----------    ----------
Cash and cash equivalents at end of period ......................................   $   37,362    $    1,084    $    7,887
                                                                                    ==========    ==========    ==========

Other cash flow information:

   Cash paid during the period for interest .....................................   $      246    $      872    $      555
   Cash paid during the period for income taxes .................................   $    6,175    $    9,047    $    9,768

Non-cash financing activities:
   Utilization of tax benefit from disqualifying dispositions ...................   $      (66)   $      (34)   $     (330)
   Tax benefit from disqualifying dispositions recorded into additional
      paid-in capital ...........................................................   $       14    $       66    $       66



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

Summary of significant accounting policies

Fiscal year

     The Company's fiscal year includes 52 or 53 weeks, ending on the Sunday closest to September 30. Fiscal years 2001, 2000 and 1999 consisted of 52, 52 and 53 weeks, respectively.

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

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Concentrations of credit risk

     The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. Furthermore, the Company routinely assesses the financial strength of its customers and maintains reserves for potential credit losses. Such losses have historically been within management's expectations.

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

Investments

     The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The majority of the Company's investment portfolio consists of investments related to the Company's deferred compensation program (Note 8). These investments are classified as trading under the provisions of SFAS No. 115 and are therefore reported at fair value in the accompanying balance sheets. Both realized and unrealized gains and losses are recorded in other income or expense and generally offset the change in the deferred compensation liability which is also included in other income or expense. Investments totaling $1,708 and $1,960 at September 30, 2001 and October 1, 2000, respectively, are included in "Prepaid expenses and other current assets" in the accompanying balance sheets.

Fixed assets

     Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are three to five years for furniture and fixtures and computer equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the term of the lease.

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

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     On October 3, 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Also, SFAS No. 144 eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

     SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the Company's financial statements.

Goodwill

     Goodwill consists of the excess of purchase price over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over an estimated life of 20 years. The Company regularly reviews the individual components of the goodwill balance for impairment based upon undiscounted cash flows. Goodwill is considered impaired to the extent that estimated future undiscounted cash flows from a component are less than the Company's investment in the component.

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the fiscal years 2001, 2000 and 1999, the Company reported goodwill amortization of $268, $244 and $143, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning September 30, 2002. Given the recent issuance of these standards, the Company has not yet determined the impact of adoption on the financial statements.

Other income

     Other income consists primarily of late fees collected from customers on past due accounts receivable balances in the amounts of $1,248, $1,004 and $1,029, for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999, respectively.

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

Accounting for stock-based compensation

     The Company accounts for its stock compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. The disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") have been included in Note 9.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications

     Certain amounts in the fiscal 2000 and fiscal 1999 financial statements have been reclassified to conform to the current year presentation.

2.   FIXED ASSETS

                                                 SEPTEMBER 30,    OCTOBER 1,
                                                     2001            2000
                                                  ----------      ----------
        Computer equipment and software .....     $   27,044      $   18,588
        Furniture and fixtures ..............          5,111           4,922
        Leasehold improvements ..............          4,139           3,745
        Construction in progress ............             --           7,003
                                                  ----------      ----------
                                                      36,294          34,258
        Less accumulated depreciation .......        (18,474)        (13,945)
                                                  ----------      ----------
                                                  $   17,820      $   20,313
                                                  ==========      ==========

3.   WORKERS' COMPENSATION

     From July 22, 1997 through March 31, 1999, the Company utilized an insured workers' compensation program for Company-owned and licensed offices, administered through its wholly-owned subsidiary, Remedy Insurance Group, LTD. Effective April 1, 1999, the Company entered into a reinsurance contract with Reliance National Insurance Company ("Reliance") whereby Reliance assumed the Company's remaining deductible liability for all open claims incurred during the period July 22, 1997 to March 31, 1999. Additionally, the Company entered into fully insured workers' compensation program with Reliance from April 1, 1999 through March 30, 2001. The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts.

     Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $250 per individual claim and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for its deductible liability. The estimated remaining deductible liability, under this program, for existing and incurred but not reported claims is approximately $5,800 at September 30, 2001. Under the terms of the agreement, the Company is required to maintain a $17,250 letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

4.   LINE OF CREDIT

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

     At September 30, 2001 and October 1, 2000, the Company had no borrowings outstanding under its line of credit agreement. The Company had an outstanding letter of credit in the amount of $17,250 as of September 30, 2001 in connection with its workers' compensation program (Note 3) and no outstanding letters of credit at October 1, 2000. Under the provisions of the line of credit agreement, the Company must maintain certain financial ratios and comply with certain restrictive covenants. The Company was in compliance with these requirements for the fiscal years ended September 30, 2001 and October 1, 2000.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.   INCOME TAXES

     The Company's provision for income taxes consists of the following:

                                                                      FOR THE FISCAL YEAR ENDED
                                                              -------------------------------------------
                                                              SEPTEMBER 30,    OCTOBER 1,      OCTOBER 3,
                                                                  2001            2000            1999
                                                              -----------      ----------      ----------
        Current tax expense:
             Federal .....................................     $    7,124      $    6,550      $    6,628
             State .......................................          2,104           2,018           1,933
                                                               ----------      ----------      ----------
                      Total current ......................          9,228           8,568           8,561
                                                               ----------      ----------      ----------
        Deferred tax expense:
             Federal .....................................         (4,581)           (360)            867
             State .......................................           (687)            (57)            100
                                                               ----------      ----------      ----------
                      Total deferred .....................         (5,268)           (417)            967
                                                               ----------      ----------      ----------
                      Total provision for income taxes ...     $    3,960      $    8,151      $    9,528
                                                               ==========      ==========      ==========

     The composition of the deferred tax assets (liabilities) at September 30, 2001 and October 1, 2000 is listed below.

                                                             SEPTEMBER 30,   OCTOBER 1,
                                                                2001            2000
                                                             ----------      ----------
        Reserves and accrued liabilities ...............     $    7,630      $    4,404
        Depreciation ...................................            115             115
                                                             ----------      ----------
                     Gross deferred tax assets .........          7,745           4,519
                                                             ----------      ----------

        Prepaid expenses ...............................           (575)         (2,565)
                                                             ----------      ----------
                     Gross deferred tax liabilities ....           (575)         (2,565)
                                                             ----------      ----------
        Net deferred tax assets ........................     $    7,170      $    1,954
                                                             ==========      ==========


     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

                                                                  FOR THE FISCAL YEAR ENDED
                                                        -----------------------------------------------
                                                        SEPTEMBER 30,      OCTOBER 1,       OCTOBER 3,
                                                           2001               2000             1999
                                                        -----------       -----------       -----------
        Federal tax computed at statutory rate ....            35.0%             35.0%             35.0%
        State taxes, net of federal benefit .......             5.6%              5.4%              5.5%
        Federal tax credits .......................            (9.6)%            (5.1)%            (2.6)%
        Other .....................................             1.1%              0.9%              0.6%
                                                        -----------       -----------       -----------
        Total provision for income taxes ..........            32.1%             36.2%             38.5%
                                                        ===========       ===========       ===========

6.   REPURCHASE OF LICENSED AND FRANCHISED OFFICES

     During fiscal 2001 and 2000, the Company repurchased five and seven licensed offices, respectively. Results of operations for the acquired licensed offices are recorded in accordance with the Company's related revenue recognition policy (Note 1) until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and preceding fiscal years, the consolidated financial information would not be significantly different. These acquisitions were accounted for under the purchase method of accounting. The combined purchase prices were allocated primarily to goodwill and are being amortized over an estimated twenty-year life.

                                  REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its corporate facility, Company-owned offices and certain equipment under operating leases. The leases typically require the Company to pay taxes, insurance and certain other operating expenses applicable to the leased property. Total rent expense was approximately $4,903, $4,617 and $3,987 for the years ended September 30, 2001, October 1, 2000 and October 3, 1999, respectively.

     Future minimum lease commitments under all noncancellable operating leases as of September 30, 2001 are as follows:

                                   FISCAL YEAR
                                   -----------
      2002......................................................       $ 4,344
      2003......................................................         3,048
      2004......................................................         1,635
      2005......................................................           981
      2006......................................................           440
      Thereafter................................................            89
                                                                       -------
             Total..............................................       $10,537
                                                                       =======


     In October 2001, the Company and certain of its officers were named as defendants in a complaint purporting to be a class action brought by two individual plaintiffs on behalf of all of the Company's franchisees and licensees. The plaintiffs claim that Remedy wrongfully induced its franchisees and licensees into signing franchise/license agreements and took other action that caused the franchisees damage and seek unspecified damages. The Company has sought to compel arbitration with the plaintiffs in accordance with its franchise/license agreement with each of them and to deny class certification. The Company believes it has meritorious defenses to this complaint and intends to vigorously defend this action. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. It is the opinion of management, based upon the advice of legal counsel, that the ultimate disposition of these matters, including the matter discussed above, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

8.   EMPLOYEE BENEFIT PLANS

401(k) Plan

     The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan is open to qualified full-time and temporary employees who earn less than $80 per year. The annual amount of employer contributions to the plan is determined at the discretion of the Board of Directors, subject to certain limitations. Eligible participants may make voluntary contributions to the plan and become fully vested in the Company's contributions over a five-year period. The Company has made no contributions during the three fiscal years ended September 30, 2001.

Deferred Compensation Plan

     The Company maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 100% of their base compensation and bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amounts charged to expense relating to the Deferred Compensation Plan were $117, $555 and $580, respectively. Included in "Accrued payroll, benefits and related costs" in the accompanying consolidated balance sheets at September 30, 2001 and October 1, 2000 was $1,439 and $1,471, respectively, relating to this plan.

9.   SHAREHOLDERS' EQUITY

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

     During fiscal 2001, 11 shares were purchased at $9.88, during fiscal 2000, 15 shares were purchased at prices between $10.16 and $11.95 and during fiscal 1999, 26 shares were purchased at prices between $10.20 and $18.06 per share.

Stock Incentive Plan

     In connection with the Offering, the Company implemented its 1996 Stock Incentive Plan (the "Incentive Plan") for officers, directors and key employees of the Company. A total of 900 shares were reserved for issuance under the Incentive Plan. In February 1998 and 1999, amendments to the Incentive Plan were approved by votes of the Company's shareholders to reserve an additional 325 and 575 shares, respectively, for issuance under the Incentive Plan. Accordingly, a total of 1,800 shares have been reserved for issuance under the Incentive Plan, as amended. Options granted to employees of the Company typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options granted to non-employee, non-officer directors prior to the Offering were immediately exercisable. Options granted to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting. Grants for 222 shares at prices between $11.88 and $13.63 per share were made during fiscal 2001, grants for 241 shares at prices between $13.59 and $21.88 per share were made during fiscal 2000 and grants for 262 shares at prices between $14.75 and $19.06 per share were made during fiscal 1999.

     In December 2001, the Compensation Committee of the Board of Directors authorized and issued 365 shares of restricted stock to certain officers of the Company (the "Restricted Stock") under the Incentive Plan. The Restricted Stock cliff vests after five years; however, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with the Restricted Stock grant, the executives were required to forfeit outstanding stock options on a one for one basis, to the extent available. As a result, a total of 311 stock options were forfeited and cancelled in connection with this grant.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Stock Ownership Plan for Outside Directors

     Prior to March 16, 1998, non-employee directors received an annual cash retainer of $18. Effective March 16, 1998, the Company implemented its Non-Employee Director Compensation and Deferral Plan (the "Director Plan"). Under the Director Plan, non-employee, non-officer directors receive an annual retainer in the form of shares of Common Stock with a total value of $20 on the date of the director's election and/or subsequent reelection to the Board (the "Director Shares"). The shares are earned ratably over the year and issued at the end of the annual term. When issued, the Director Shares are held in trust, on a deferred basis until a director is no longer a director of the Company. Participation in the Director Plan is mandatory. In February 2001, 2000, and 1999, a total of 5, 6 and 4 shares, respectively, were issued to the trust for services rendered. At September 30, 2001, an additional 5 shares were earned and will be issued at the next annual meeting of shareholders in February 2002. As the trust belongs to the Company, all shares issued to the trust are treated as treasury stock for financial reporting purposes. All shares issued and earned are included in the diluted shares outstanding calculation.

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

Earnings per share calculation

     The table below sets forth the computation of Basic and Diluted earnings per share:

                                                                                 FOR THE FISCAL YEAR ENDED
                                                                        --------------------------------------------
                                                                        SEPTEMBER 30,     OCTOBER 1,      OCTOBER 3,
                                                                            2001            2000            1999
                                                                        ------------     -----------     -----------
        BASIC EPS
        Income available to common shareholders ....................     $     8,396     $    14,364     $    15,221
        Weighted-average number of shares, basic ...................           8,917           8,878           8,864
           BASIC EPS ...............................................     $      0.94     $      1.62     $      1.72
                                                                         ===========     ===========     ===========

        DILUTED EPS
        Income available to common shareholders ....................     $     8,396     $    14,364     $    15,221
        Weighted-average number of shares, basic ...................           8,917           8,878           8,864
        Effect of dilutive securities:
           Stock options ...........................................              23             142              59
                                                                         -----------     -----------     -----------
        Weighted-average number of shares -- assuming
           Dilution ................................................           8,940           9,020           8,923
           DILUTED EPS .............................................     $      0.94     $      1.59     $      1.71
                                                                         ===========     ===========     ===========


     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock and option plans. Had compensation cost for all stock and option plans been determined based on the fair value at the grant date of awards in fiscal 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE FISCAL YEAR ENDED
                                              -------------------------------------------------------------------
                                              SEPTEMBER 30, 2001         OCTOBER 1, 2000          OCTOBER 3, 1999
                                              ------------------         ---------------          ---------------
Net income -- as reported ...................     $   8,396                $  14,364                $  15,221
Net income -- pro forma .....................     $   6,845                $  12,556                $  13,397
Basic earnings per share -- as reported .....     $    0.94                $    1.62                $    1.72
Basic earnings per share -- pro forma .......     $    0.77                $    1.41                $    1.51
Diluted earnings per share -- as reported ...     $    0.94                $    1.59                $    1.71
Diluted earnings per share -- pro forma .....     $    0.77                $    1.39                $    1.50


     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants in fiscal 2001, 2000 and 1999, respectively: dividend yield of 0.0%, 0.0% and 0.0%; risk free interest rate of 5.0%, 5.88% and 4.54%; expected volatility of 44.0%, 40.4% and 37.0% and expected lives of 5.7, 3.9 and
3.7 years. The weighted-average per share estimated fair value at the date of grant for options granted during fiscal 2001, 2000 and 1999 was $5.87, $5.57 and $5.26, respectively.

     The following table summarizes the activity relating to all stock and option plans:

                                                           INCENTIVE PLAN                PURCHASE                OPTIONS OUTSIDE
                                                               OPTIONS                  PLAN STOCK               INCENTIVE PLAN
                                                       -----------------------    -----------------------    ----------------------
                                                                      Weighted-                  Weighted-                Weighted-
                                                                      Average                    Average                   Average
                                                                      Exercise                   Exercise                  Exercise
                                                        Shares         Price        Shares        Price        Shares       Price
                                                       ---------     ---------    ---------     ---------    ---------    ---------
        Options outstanding September 27, 1998 ....        812.5     $   16.44          8.0     $   18.06        125.0    $   20.72
        Options granted ...........................        262.0     $   15.22         27.2     $   10.93           --           --
        Options canceled ..........................        (43.7)    $   16.49           --     $      --           --           --
        Options exercised .........................        (25.4)    $   13.91        (26.2)    $   12.75           --           --
                                                       ---------     ---------    ---------     ---------    ---------    ---------
        Options outstanding October 3, 1999 .......      1,005.4     $   16.18          9.0     $   11.95        125.0    $   20.72
        Options granted ...........................        241.0     $   14.36         12.0     $   10.02           --           --
        Options canceled ..........................        (46.6)    $   16.90           --     $      --           --           --
        Options exercised .........................        (29.2)    $   14.24        (14.8)    $   11.25           --           --
                                                       ---------     ---------    ---------     ---------    ---------    ---------
        Options outstanding October 1, 2000 .......      1,170.6     $   15.83          6.2     $    9.88        125.0    $   20.72
        Options granted ...........................        221.7     $   12.26          5.2     $    9.88           --           --
        Options canceled ..........................       (226.5)    $   14.82           --     $      --           --           --
        Options exercised .........................        (41.7)    $   13.22        (11.4)    $    9.88           --           --
                                                       ---------     ---------    ---------     ---------    ---------    ---------
        Options outstanding September 30, 2001 ....      1,124.1     $   15.42           --     $      --        125.0    $   20.72
                                                       =========     =========    =========     =========    =========    =========

     The number of exercisable options outstanding for the fiscal years ended 2001, 2000 and 1999 under the plans were 815.7, 726.9 and 442.7 shares, respectively, at weighted-average prices of $16.74, $16.39 and $16.37 per share, respectively.

                                REMEDYTEMP, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes information about stock options outstanding at September 30, 2001:

                             Options Outstanding                              Options exercisable
        --------------------------------------------------------------    -------------------------
                                              Weighted-
                                               Average
                                              Remaining      Weighted-                   Weighted-
                                  Shares       Life (in      Average         Shares       Average
        Exercise Price          Outstanding     years)        Price       Exercisable      Price
        ---------------         -----------   ----------    ----------    -----------   -----------
        $10.00 - $13.00              325.5           7.2    $    12.44         162.9    $    12.99
        $13.01 - $16.00              528.8           5.8    $    14.45         342.3    $    14.77
        $16.01 - $20.00               89.0           6.6    $    17.60          72.7    $    17.65
        $20.01 - $25.00              275.8           5.7    $    21.28         215.8    $    21.40
        $25.01 - $30.00               30.0           6.5    $    26.66          22.0    $    26.57

10.  NON-RECURRING CHARGES

Account Receivable

     During the first quarter of fiscal 2001, the Company recorded a $1.9 million charge to provide for a large client's account receivable deemed uncollectible as a result of sudden financial deterioration.

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

11.  UNAUDITED CONSOLIDATED QUARTERLY INFORMATION


                                                                              FOR THE THREE MONTHS ENDED
                                                             ----------------------------------------------------------
                                                             DECEMBER 31,     APRIL 1,       JULY 1,      SEPTEMBER 30,
                                                                2000           2001           2001            2001
                                                             ----------     ----------     ----------     -------------
        Total revenues .................................     $  149,481     $  130,032     $  121,118     $  118,592
        Total cost of direct and licensed sales ........     $  114,820     $  100,131     $   93,830     $   92,862
        Licensees' share of gross profit ...............     $   11,031     $    9,585     $    8,971     $    8,798
        Selling, general and administrative expenses ...     $   17,541     $   16,653     $   15,613     $   14,727
        Non-recurring charges ..........................     $    1,900     $        -     $    2,300     $        -
        Net income .....................................     $    2,862     $    2,655     $      929     $    1,950
        Net income per share, basic ....................     $      .32     $      .30     $      .10     $      .22
        Net income per share, diluted ..................     $      .32     $      .30     $      .10     $      .22

                                REMEDYTEMP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE THREE MONTHS ENDED
                                                               -------------------------------------------------------
                                                               JANUARY 2,       APRIL 2,       JULY 2,      OCTOBER 1,
                                                                  2000            2000          2000           2000
                                                               ----------     ----------     ----------     ----------
        Total revenues ...................................     $  150,110     $  134,465     $  133,889     $  139,396
        Total cost of direct and licensed sales ..........     $  116,561     $  102,705     $  102,215     $  106,602
        Licensees' share of gross profit .................     $   10,665     $   10,179     $   10,280     $   10,323
        Selling, general and administrative expenses .....     $   16,610     $   15,686     $   16,716     $   17,230
        Net income .......................................     $    3,914     $    3,680     $    3,098     $    3,672
        Net income per share, basic ......................     $     0.44     $     0.42     $     0.35     $     0.41
        Net income per share, diluted ....................     $     0.44     $     0.40     $     0.34     $     0.41

                                REMEDYTEMP, INC.

                          FINANCIAL STATEMENT SCHEDULE
                             (AMOUNTS IN THOUSANDS)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             BALANCE AT                                   BALANCE AT
                                                            BEGINNING OF                                    END OF
        DESCRIPTION                                            PERIOD       ADDITIONS     DEDUCTIONS(1)     PERIOD
        ------------------------------------------------    ------------    ----------    ------------    ----------
        Allowance for Doubtful Accounts Receivable:
        Year ended September 30, 2001 ..................     $    1,888     $    2,902     $    3,001     $    1,789
        Year ended October 1, 2000 .....................     $    2,038     $    1,485     $    1,635     $    1,888
        Year ended October 3, 1999 .....................     $    2,647     $      413     $    1,022     $    2,038

(1)   Represents write-offs of bad debts

                                     EXHIBIT INDEX


     NUMBER
     EXHIBIT     DESCRIPTION
     -------     -----------
       3.1       Amended and Restated Articles of Incorporation of the Company
                 (a)

       3.2       Amended and Restated Bylaws of the Company (g)

       4.1       Specimen Stock Certificate (a)

       4.2       Shareholder Rights Agreement (a)

       10.1      Robert E. McDonough, Sr. Amended and Restated Employment
                 Agreement (h)

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

       10.13     Form of Franchising Agreement for Licensed Offices (m)

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

       10.23     Greg Palmer Employment Agreement (e)

       10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (f)

       10.25     Form of Licensing Agreement for i/search 2000(TM) (g)

       10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (i)

       10.27     Paul W. Mikos Severance Agreement and General Release (l)

       10.28     Gunnar B. Gooding Employment and Severance Letter

       10.29     Cosmas N. Lykos Employment and Severance Letter

       23.1      Consent of Independent Accountants

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

       (m) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.