Form 10-Q
period 2001-12-30
REMEDYTEMP INC
filed 2002-02-13
CIK 1013467

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

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2001

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

                                   ----------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

   As of February 8, 2002 there were 7,841,430 shares of Class A Common Stock and 1,479,911 shares of Class B Common Stock outstanding.

                                REMEDYTEMP, INC.


                                      INDEX


                                                                                                         PAGE NO.
                                                                                                         --------
PART I--FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Consolidated Balance Sheets as of December 30, 2001 and September 30, 2001 ................           3

        Consolidated Statements of Income for the three fiscal months ended December 30, 2001
        and December 31, 2000 .....................................................................           4

        Consolidated Statements of Cash Flows for the three fiscal months ended December 30, 2001
        and December 31, 2000 .....................................................................           5

        Condensed Notes to Consolidated Financial Statements ......................................           6

   Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
        Operations ................................................................................           8

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk .............................           *


PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings .....................................................................           *

   Item 2.  Changes In Securities and Use of Proceeds .............................................           *

   Item 3.  Defaults Upon Senior Securities .......................................................           *

   Item 4.  Submission of Matters to a Vote of Security Holders ...................................           *

   Item 5.  Other Information .....................................................................           *

   Item 6.  Exhibits and Reports on Form 8-K ......................................................          11


SIGNATURES ........................................................................................          12

*        No information provided due to inapplicability of item.

                                REMEDYTEMP, INC.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                             DECEMBER 30,    SEPTEMBER 30,
                                                                 2001            2001
                                                                 ----            ----
Current assets:
  Cash and cash equivalents ..........................        $  42,069       $ 37,362
  Accounts receivable, net of allowance for doubtful
   accounts of $1,978 and $1,789, respectively .......           55,039         62,972
  Prepaid expenses and other current assets ..........            5,232          4,842
  Deferred income taxes ..............................            7,047          7,047
                                                              ---------       --------

       Total current assets ..........................          109,387        112,223
                                                              ---------       --------
Fixed assets, net of accumulated depreciation of
  $19,469 and $18,474, respectively ..................           17,277         17,820
Other assets, net ....................................            2,795          2,642
Deferred income taxes ................................              123            123
Goodwill, net of accumulated amortization of $743 and
  $675, respectively .................................            4,496          4,494
                                                              ---------       --------
Total assets .........................................        $ 134,078       $137,302
                                                              =========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................        $     899       $  2,395
  Accrued workers' compensation ......................           13,896         11,933
  Accrued payroll, benefits and related costs ........            9,821         12,552
  Accrued licensees' share of gross profit ...........            2,664          3,202
  Income taxes payable ...............................              873          1,748
  Other accrued expenses .............................            5,615          5,897
                                                              ---------       --------
       Total current liabilities .....................           33,768         37,727
                                                              ---------       --------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000
   shares; none outstanding ..........................               --             --
  Class A Common Stock, $.01 par value; authorized
   50,000 shares; 7,758 and 7,391 issued and
   outstanding at December 30, 2001 and September 30,
   2001, respectively (Note 4) .......................               78             74
  Class B Non-Voting Common Stock, $.01 par value;
   authorized 4,530 shares; 1,564 and 1,565 issued and
   outstanding at December 30, 2001 and September 30,
   2001, respectively ................................               16             16
  Additional paid in capital (Note 4) ................           38,950         33,889
  Unearned compensation (Note 4) .....................           (5,022)            --
  Retained earnings ..................................           66,288         65,596
                                                              ---------       --------
       Total shareholders' equity ....................          100,310         99,575
                                                              ---------       --------
 Total liabilities and shareholders' equity ..........        $ 134,078       $137,302
                                                              =========       ========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED
                                             ------------------
                                         DECEMBER 30,   DECEMBER 31,
                                            2001           2000
                                            ----           ----
Direct sales .......................      $ 62,787      $ 83,387
Licensed sales .....................        51,504        65,129
Franchise royalties ................           463           965
Initial license and franchise fees .             6            --
                                          --------      --------
     Total revenues ................       114,760       149,481
Cost of direct sales ...............        50,550        65,885
Cost of licensed sales .............        39,793        48,935
Licensees' share of gross profit ...         8,009        11,031
Selling and administrative expenses         14,495        18,032
Depreciation and amortization ......         1,407         1,409
                                          --------      --------
     Income from operations ........           506         4,189
Other income:
 Interest income (expense), net ....           239            72
 Other, net ........................           273           210
                                          --------      --------
Income before provision for income
  taxes ............................         1,018         4,471
Provision for income taxes .........           326         1,609
                                          --------      --------
Net income .........................      $    692      $  2,862
                                          ========      ========
Net income per share, basic (Note 2)      $   0.08      $   0.32
                                          ========      ========
Weighted-average number of shares,
  basic ............................         8,956         8,903
                                          ========      ========

Net income per share, diluted
  (Note 2) .........................      $   0.08      $   0.32
                                          ========      ========
Weighted-average number of shares,
  diluted ..........................         8,985         8,923
                                          ========      ========

          See accompanying notes to consolidated financial statements.

                                REMEDYTEMP, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                         DECEMBER 30,     DECEMBER 31,
                                                             2001             2000
                                                             ----             ----
Cash flows from operating activities: ............
  Net income .....................................        $    692         $  2,862
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ...............           1,407            1,406
     Provision for losses on accounts receivable .             354            2,316
     Restricted stock compensation expense .......              43               --
     Changes in assets and liabilities:
      Accounts receivable ........................           7,579          (10,330)
      Prepaid expenses and other current assets ..            (390)           1,319
      Prepaid workers' compensation insurance ....              --            3,406
      Other assets ...............................            (153)             169
      Accounts payable ...........................          (1,496)             427
      Accrued workers' compensation ..............           1,963              530
      Accrued payroll, benefits and related costs           (2,731)          (1,433)
      Accrued licensees' share of gross profit ...            (538)             (33)
      Other accrued expenses .....................            (282)             210
      Income taxes payable .......................            (875)             248
                                                          --------         --------
  Net cash provided by operating activities ......           5,573            1,097
                                                          --------         --------
Cash flows from investing activities:
  Purchase of fixed assets .......................            (796)            (648)
  Purchase of franchises, net of assets acquired .             (70)             (45)
                                                          --------         --------
  Net cash used in investing activities ..........            (866)            (693)
                                                          --------         --------
Net increase in cash and cash equivalents ........           4,707              404
Cash and cash equivalents at beginning of period            37,362            1,084
                                                          --------         --------
Cash and cash equivalents at end of period .......        $ 42,069         $  1,488
                                                          ========         ========

Other cash flow information:
  Cash paid during the period for interest .......        $     53         $    102
  Cash paid during the period for income taxes ...        $  1,201         $    121

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

      The accompanying consolidated balance sheet at December 30, 2001, and the consolidated statements of income and cash flows are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 28, 2001.

2. EARNINGS PER SHARE DISCLOSURE

Earnings per share is calculated as follows:

                                                            THREE FISCAL MONTHS ENDED
                          ------------------------------------------------------------------------------------------
                                      DECEMBER 30, 2001                                DECEMBER 31, 2000
                          -----------------------------------------      -------------------------------------------
                            INCOME         SHARES         PER-SHARE        INCOME           SHARES         PER-SHARE
                          (NUMERATOR)   (DENOMINATOR)      AMOUNTS       (NUMERATOR)     (DENOMINATOR)     (AMOUNTS)
                          -----------   -------------      -------       -----------     -------------     ---------
BASIC EPS
Income available to
common shareholders .        $692           8,956           $ 0.08          $2,862            8,903          $ 0.32
                                                            ======                                           ======
EFFECT OF DILUTIVE
SECURITIES
Stock options and
restricted stock.....        $ --              29                           $   --               20
                             ----           -----                           ------            -----
DILUTED EPS
Income available to
common shareholders
plus assumed
conversions..........        $692           8,985           $ 0.08          $2,862            8,923          $ 0.32
                             ====           =====           ======          ======            =====          ======

3. REPURCHASE OF LICENSED OFFICES

      The Company acquired two licensed offices (one in Michigan and one in Illinois) during the first quarter of fiscal 2002. Results of operations for the acquired licensed offices are recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. These acquisitions are accounted for under the purchase accounting method. The purchase prices were allocated primarily to goodwill and are being amortized over an estimated life of twenty years.

4. RESTRICTED STOCK AWARD

      In December 2001, the Compensation Committee of the Board of Directors authorized and issued 365 shares of restricted Class A Common Stock to certain officers of the Company (the "Restricted Stock") under the Company's 1996 Stock Incentive Plan ("Incentive Plan"). Shares granted are subject to certain restrictions on ownership and transferability. The Restricted Stock cliff vests after five years at which point the restrictions lapse; however, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for

                                REMEDYTEMP, INC.


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with this issuance, the Company credited the capital accounts and charged unearned compensation for the market value of the Restricted Stock on the grant date. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets and is being amortized to expense ratably over the restricted period.

      In connection with the Restricted Stock grant, the executives were required to forfeit outstanding stock options on a one for one basis, to the extent available. As a result, a total of 311 stock options were forfeited and cancelled in connection with this grant.

5. LITIGATION

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

     On December 10, 2001, Remedy filed a demand for arbitration before the Los Angeles branch of the American Arbitration Association and a complaint in United States District Court, Central District of California, for, among other things, breach of contract, trademark infringement, misappropriation of trade secrets, and unfair competition against Stephen M. Smith, Jody A. Smith and Smith Temporaries, Inc. doing business as CornerStone Staffing and Remedy Intelligent Staffing. The defendants have filed a counterclaim in arbitration alleging, among other things, breach of contract, defamation and trade secret misappropriation. The defendants were licensees of Remedy until their licensing agreement expired on December 30, 2001. Remedy believes that its case is meritorious and will protect its interests to the fullest extent permitted by law.


6. ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the three months ended December 30, 2001 and December 31, 2000, the Company reported goodwill amortization of $68 and $63, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning September 30, 2002. Given the recent issuance of these standards, the Company has not yet determined the impact of adoption on the financial statements.

      On October 3, 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30 (APB 30) "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Also, SFAS No. 144 eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the Company's consolidated financial statements.

                                REMEDYTEMP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements made by the Company that involve material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as "anticipate," "believe," "estimate," "intend," "expect," or "future"). Accordingly, the Company's actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the successful launch of RemX(R) Financial Staffing, the ability to open new points of distribution, changes in general or local economic conditions, the availability of sufficient personnel, the Company's ability to attract and retain clients and franchisees/licensees, implementation and operation of the Company's new IT systems, the outcome of litigation and other factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


RESULTS OF OPERATIONS

For the Three Fiscal Months Ended December 30, 2001 Compared to the Three Fiscal Months Ended December 31, 2000

      Total revenues decreased 23.2% or $34.7 million to $114.8 million for the three fiscal months ended December 30, 2001 from $149.5 million for the three fiscal months ended December 31, 2000. Direct revenues decreased 24.7% to $62.8 million from $83.4 million, licensed revenues decreased 20.9% to $51.5 million from $65.1 million and franchise royalties decreased 52.0% to $0.5 million from $1.0 million for the three fiscal months ended December 30, 2001 and December 31, 2000, respectively. The overall decrease in direct revenues results from the general slowdown in the economy as well as continued pricing pressures. The decrease in licensed revenues was also impacted by current economic conditions. The decrease in franchise royalties resulted from the conversion of five franchised offices to the licensed format and the closure of four additional offices, as well as lower billings at existing offices. There was a slight change in mix between direct, licensed and royalty revenues with direct revenues accounting for 54.7% of total revenues for the three months ended December 30, 2001 as compared to 55.8% for the three months ended December 31, 2000. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

      Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 21.3% or $24.5 million to $90.3 million for the three fiscal months ended December 30, 2001 from $114.8 million for the three fiscal months ended December 31, 2000. This decrease resulted primarily from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 78.7% for the three fiscal months ended December 30, 2001 compared to 76.8% for the three fiscal months ended December 31, 2000. This increase results from a shift in business mix, lower markup resulting from pricing pressures, reduced permanent placement business and royalty income, as well as increased workers' compensation costs. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

      Licensees' share of gross profit represents the net payments to licensees based upon a percentage of gross profit generated by the licensed operation. The percentage of gross profit earned by the licensee is generally based on the number of hours billed. Pursuant to terms of the Company's franchise agreement for licensed offices, the Company's share of gross profit typically cannot be less than 7.5% of the licensed operation sales, with the exception of national accounts on which the Company's fee is reduced. Licensees' share of gross profit decreased 27.4% or $3.0 million to $8.0 million for the three fiscal months ended December 30, 2001 from $11.0 million for the three fiscal months ended December 31, 2000 due to an overall 27.7% decrease in licensed gross profits as well as decreased permanent placement billings. Licensees' share of gross profit as a percentage of licensed gross profit was 68.4% for the three fiscal months ended December 30, 2001 compared to 68.1% for the three fiscal months ended December 31, 2000. This increase resulted from certain licensees earning a larger percentage of gross profit in the current year.

                                REMEDYTEMP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Selling and administrative expenses decreased 19.6% or $3.5 million to $14.5 million for the three fiscal months ended December 30, 2001 from $18.0 million for the three fiscal months ended December 31, 2000. This overall decrease results primarily from a continued company-wide cost containment initiative that has resulted in operational and organizational changes designed to increase efficiency in a cost-effective manner, as well as reduced implementation and support costs associated with the Company's information systems. Additionally, in the prior year the Company recorded a $1.9 million charge to provide for a large client's account receivable deemed uncollectible as a result of sudden financial deterioration. Selling and administrative expenses as a percentage of total revenues were 12.6% for the three fiscal months ended December 30, 2001 as compared to 12.1% for the three fiscal months ended December 31, 2000. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

      Depreciation and amortization expenses remained consistent at $1.4 million for the three fiscal months ended December 30, 2001 and December 31, 2000.

      Income from operations decreased 87.9% or $3.7 million to $0.5 million for the three fiscal months ended December 30, 2001 from $4.2 million for the three fiscal months ended December 31, 2000 due to the factors described above. Income from operations as a percentage of revenues was 0.4% for the three fiscal months ended December 30, 2001 compared to 2.8% for the three fiscal months ended December 31, 2000.

       Net income decreased 75.8% or $2.2 million to $0.7 million for the three fiscal months ended December 30, 2001 from $2.9 million for the three fiscal months ended December 31, 2000 due to the factors described above. Interest income increased from investment of the Company's growing cash balance. Additionally, the Company reduced its effective tax rate as a result of expected Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 0.6% for the three fiscal months ended December 30, 2001 compared to 1.9% for the three fiscal months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $5.6 million for the three months ended December 30, 2001 and $1.1 million for the three fiscal months ended December 31, 2000. Cash from operating activities was impacted by the timing of accounts receivable collection, the Company's reduced operations in the current year, changes in the Company's workers' compensation program and the timing of vendor payments.

        Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program for its workers' compensation claims liability and had prepaid insurance premiums in the prior year. Effective April 1, 2001, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $0.25 million per individual claim and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for its deductible liability and as such no prepayment was made in the current year. Under the terms of the agreement, the Company is required to maintain a letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

      Cash used for purchases of fixed assets was $0.8 million for the three fiscal months ended December 30, 2001 and $0.6 million for the three fiscal months ended December 31, 2000. The Company continues to invest in computer-based technologies and direct office openings and anticipates $5.0 million in related capital expenditures during the next twelve months. In connection with the non-renewal of a licensing agreement effective December 30, 2001, the Company opened three replacement offices in the former licensee's territory. The Company continues to service existing clients in this territory and has a sales team in place to further develop the territory. There can be no assurance that capital expenditures will not increase and that revenue and operating income will not be negatively impacted by this transition to direct offices.

      In January 2002, the Company launched RemX(R) Financial Staffing, a new direct business unit focused on providing financial personnel on a temporary, temp-to-hire or direct hire basis in major markets nationwide. The Company anticipates opening nine RemX(R) Financial Staffing offices during calendar 2002, while continuing to evaluate possible strategic acquisitions. Such office openings and potential acquisitions may have an impact on future liquidity.

                                REMEDYTEMP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company acquired two licensed offices (one in Michigan and one in Illinois) during the first quarter fiscal 2002 (see Note 3 to the consolidated financial statements) and one licensed office in New Jersey during the comparative prior year quarter. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

      The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company has no borrowings outstanding as of December 30, 2001 and has a $17.3 million letter of credit in accordance with the workers' compensation insurance agreement discussed above. The line of credit is unsecured and expires on February 28, 2002. The agreement governing the line of credit requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with these covenants.

      The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

SEASONALITY

      The Company's quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients' businesses. The first fiscal quarter has historically been relatively strong as a result of manufacturing and retail emphasis on holiday sales. Historically, the second fiscal quarter shows a decline in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Set forth below is a list of the exhibits included as part of this Quarterly Report:

         Number
         Exhibit                       Description
         -------                       -----------
          3.1     Amended and Restated Articles of Incorporation of the Company (a)

          3.2     Amended and Restated Bylaws of the Company (f)

          4.1     Specimen Stock Certificate (a)

          4.2     Shareholder Rights Agreement (a)

         10.1     Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

         10.2     Paul W. Mikos Employment Agreement, as amended (j)

         10.5     Registration Rights Agreement with R. Emmett McDonough and Related
                  Trusts (a)

         10.6     Alan M. Purdy Change in Control Severance Agreement (i)

         10.7     Deferred Compensation Agreement for Alan M. Purdy (a)

         10.9     Form of Indemnification Agreement (a)

         10.11    Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

         10.12    Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase
                  Plan (a)

         10.13    Form of Franchising Agreement for Licensed Offices (l)

         10.14    Form of Franchising Agreement for Franchised Offices (a)

         10.15    Form of Licensing Agreement for IntelliSearch(R) (a)

         10.18    Additional Deferred Compensation Agreement for Alan M. Purdy (b)

         10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

         10.22    RemedyTemp, Inc. Deferred Compensation Plan (d)

         10.23    Amended and Restated Employment Agreement for Greg Palmer

         10.24    1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan
                  for Outside Directors (e)

         10.25    Form of Licensing Agreement for i/search2000(TM) (f)

         10.26    Credit Agreement among Bank of America National Trust and Savings
                  Association and RemedyTemp, Inc. (h)

         10.27    Paul W. Mikos Severance Agreement and General Release (k)

         10.28    Gunnar B. Gooding Employment and Severance Letter (m)

         10.29    Cosmas N. Lykos Employment and Severance Letter (m)

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

         (g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

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

         (m) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 30, 2001.

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


                                     REMEDYTEMP, INC.

February 13, 2002                    /s/  GREG PALMER
-----------------                    ----------------
                                     Greg Palmer, President and Chief
                                     Executive Officer


February 13, 2002                    /s/  ALAN M. PURDY
-----------------                    ------------------
                                     Senior Vice President and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)

                                REMEDYTEMP, INC.


                                  EXHIBIT INDEX

NUMBER
EXHIBIT    DESCRIPTION
-------    -----------
  3.1      Amended and Restated Articles of Incorporation of the Company (a)

  3.2      Amended and Restated Bylaws of the Company (f)

  4.1      Specimen Stock Certificate (a)

  4.2      Shareholder Rights Agreement (a)

  10.1     Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

  10.2     Paul W. Mikos Employment Agreement, as amended (j)

  10.5     Registration Rights Agreement with R. Emmett McDonough and Related
           Trusts (a)

  10.6     Alan M. Purdy Change in Control Severance Agreement (i)

  10.7     Deferred Compensation Agreement for Alan M. Purdy (a)

  10.9     Form of Indemnification Agreement (a)

  10.11    Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

  10.12    Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan
           (a)

  10.13    Form of Franchising Agreement for Licensed Offices (l)

  10.14    Form of Franchising Agreement for Franchised Offices (a)

  10.15    Form of Licensing Agreement for IntelliSearch(R) (a)

  10.18    Additional Deferred Compensation Agreement for Alan M. Purdy (b)

  10.19    Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

  10.22    RemedyTemp, Inc. Deferred Compensation Plan (d)

  10.23    Amended and Restated Employment Agreement for Greg Palmer

  10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

  10.25    Form of Licensing Agreement for i/search 2000((TM)) (f)

  10.26    Credit Agreement among Bank of America National Trust and Savings
           Association and RemedyTemp, Inc. (h)

  10.27    Paul W. Mikos Severance Agreement and General Release (k)

  10.28    Gunnar B. Gooding Employment and Severance Letter (m)

  10.29    Cosmas N. Lykos Employment and Severance Letter (m)

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

(g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

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

(m) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 30, 2001.