Form 10-Q
period 2002-03-31
REMEDYTEMP INC
filed 2002-05-15
CIK 1013467

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     As of May 13, 2002 there were 8,060,892 shares of Class A Common Stock and 1,344,650 shares of Class B Common Stock outstanding.

================================================================================

                                RemedyTemp, Inc.

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2002 (unaudited) and September 30, 2001 ............     3

          Consolidated Statements of Income for the three fiscal months and six fiscal months
          ended March 31, 2002 and April 1, 2001 (unaudited) .............................................     4

          Consolidated Statements of Cash Flows for the six fiscal months ended March 31, 2002
          and April 1, 2001 (unaudited) ..................................................................     5

          Condensed Notes to Consolidated Financial Statements (unaudited)................................     6

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of
          Operations .....................................................................................     9

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk ..................................     *

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings ..........................................................................    15

     Item 2.  Changes In Securities and Use of Proceeds ..................................................     *

     Item 3.  Defaults Upon Senior Securities ............................................................     *

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................    15

     Item 5.  Other Information ..........................................................................     *

     Item 6.  Exhibits and Reports on Form 8-K ...........................................................    16

SIGNATURES ...............................................................................................    17


* No information provided due to inapplicability of item.

                                RemedyTemp, Inc.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                (amounts in thousands, except per share amounts)



                                                    ASSETS

                                                                                          March 31,
                                                                                            2002        September 30,
                                                                                         (unaudited)        2001
                                                                                         -----------    -------------
Current assets:
   Cash and cash equivalents ........................................................     $ 47,705       $ 37,362
   Accounts receivable, net of allowance for doubtful accounts of $1,690
     and $1,789, respectively .......................................................       53,639         62,972
   Prepaid expenses and other current assets ........................................        5,546          4,842
   Deferred income taxes ............................................................        7,047          7,047
                                                                                          --------       --------
          Total current assets ......................................................      113,937        112,223
                                                                                          --------       --------
Fixed assets, net of accumulated depreciation of $16,052 and $18,474,
   respectively .....................................................................       16,704         17,820
Other assets ........................................................................        1,841          2,642
Deferred income taxes ...............................................................          123            123
Goodwill, net of accumulated amortization of $811 and $675, respectively ............        4,428          4,494
                                                                                          --------       --------
Total assets ........................................................................     $137,033       $137,302
                                                                                          ========       ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................................................     $  1,579       $  2,395
   Accrued workers' compensation (Note 4) ...........................................       16,570         11,933
   Accrued payroll, benefits and related costs ......................................       11,336         12,552
   Accrued licensees' share of gross profit .........................................        2,471          3,202
   Income taxes payable .............................................................            -          1,748
   Other accrued expenses ...........................................................        4,241          5,897
                                                                                          --------       --------
          Total current liabilities .................................................       36,197         37,727
                                                                                          --------       --------


Commitments and contingent liabilities (Note 6)

Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding ........            -              -
  Class A Common Stock, $.01 par value; authorized 50,000 shares;
     8,027 and 7,391 issued and outstanding at March 31, 2002 and September 30,
     2001, respectively (Note 5) ....................................................           80             74
  Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares;
     1,352 and 1,565 issued and outstanding at March 31, 2002 and September 30,
     2001, respectively .............................................................           14             16
  Additional paid in capital (Note 5) ...............................................       39,702         33,889
  Unearned compensation (Note 5) ....................................................       (5,439)             -
  Retained earnings .................................................................       66,479         65,596
                                                                                          --------       --------
          Total shareholders' equity ................................................      100,836         99,575
                                                                                          --------       --------
 Total liabilities and shareholders' equity .........................................     $137,033       $137,302
                                                                                          ========       ========

          See accompanying notes to consolidated financial statements.

                                RemedyTemp, Inc.


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)

                                   (unaudited)

                                                       Three Months Ended        Six Months Ended
                                                       ------------------        ----------------
                                                     March 31,     April 1,   March 31,    April 1,
                                                       2002         2001        2002        2001
                                                     ---------    ---------   ---------   ---------
Direct sales .....................................   $  66,846    $  72,864   $ 129,633   $ 156,251
Licensed  franchise sales ........................      39,247       56,487      90,751     121,616
Franchise royalties ..............................         475          640         938       1,605
Initial license and franchise fees ...............          --           41           6          41
                                                     ---------    ---------   ---------   ---------
       Total revenues ............................     106,568      130,032     221,328     279,513
Cost of direct sales .............................      54,788       57,588     105,338     123,474
Cost of licensed sales ...........................      30,362       42,543      70,155      91,477
Licensees' share of gross profit .................       5,975        9,585      13,984      20,616
Selling and administrative expenses ..............      14,264       15,232      28,759      33,263
Depreciation and amortization ....................       1,308        1,421       2,715       2,830
                                                     ---------    ---------   ---------   ---------
       (Loss) income from operations .............        (129)       3,663         377       7,853
Other income:
  Interest income, net ...........................         161          144         400         216
  Other, net .....................................         212          303         485         513
                                                     ---------    ---------   ---------   ---------
Income before provision for income taxes .........         244        4,110       1,262       8,582
Provision for income taxes .......................          53        1,455         379       3,064
                                                     ---------    ---------   ---------   ---------
Net income .......................................   $     191    $   2,655   $     883   $   5,518
                                                     =========    =========   =========   =========
Net income per share, basic (Note 2) .............   $    0.02    $    0.30   $    0.10   $    0.62
                                                     =========    =========   =========   =========
Weighted-average number of shares, basic .........       8,957        8,906       8,957       8,904
                                                     =========    =========   =========   =========
Net income per share, diluted (Note 2) ...........   $    0.02    $    0.30   $    0.10   $    0.62
                                                     =========    =========   =========   =========
Weighted-average number of shares, diluted .......       9,034        8,928       9,001       8,925
                                                     =========    =========   =========   =========


          See accompanying notes to consolidated financial statements.

                                RemedyTemp, Inc.


                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                   (unaudited)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                                  March 31,   April 1,
                                                                                    2002        2001
                                                                                  --------    --------
Cash flows from operating activities:
   Net income .................................................................   $    883    $  5,518
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ..........................................      2,715       2,830
       Provision for losses on accounts receivable ............................        734       2,892
       Restricted stock compensation expense ..................................        307          --
       Changes in assets and liabilities:
         Accounts receivable ..................................................      8,599         499
         Prepaid expenses and other current assets ............................       (704)     (1,256)
         Prepaid workers' compensation insurance ..............................         --       4,877
         Other assets .........................................................        801          76
         Accounts payable .....................................................       (816)     (1,858)
         Accrued workers' compensation ........................................      4,637       2,150
         Accrued payroll, benefits and related costs ..........................     (1,216)     (1,092)
         Accrued licensees' share of gross profit .............................       (731)       (320)
         Other accrued expenses ...............................................       (164)         (6)
         Income taxes payable .................................................     (1,748)         --
                                                                                  --------    --------
   Net cash provided by operating activities ..................................     13,297      14,310
                                                                                  --------    --------
Cash flows from investing activities:
   Purchase of fixed assets ...................................................     (1,462)     (2,088)
   Purchase of franchises, net of assets acquired .............................     (1,563)        (77)
                                                                                  --------    --------
   Net cash used in investing activities ......................................     (3,025)     (2,165)
                                                                                  --------    --------
Cash flows from financing activities:
   Proceeds from stock option activity ........................................         14         140
   Proceeds from Employee Stock Purchase Plan activity ........................         57          61
                                                                                  --------    --------
   Net cash provided by financing activities ..................................         71         201
                                                                                  --------    --------
Net increase in cash and cash equivalents .....................................     10,343      12,346
Cash and cash equivalents at beginning of period ..............................     37,362       1,084
                                                                                  --------    --------
Cash and cash equivalents at end of period ....................................   $ 47,705    $ 13,430
                                                                                  ========    ========


Other cash flow information:
   Cash paid during the period for interest ...................................   $    104    $    128
   Cash paid during the period for income taxes ...............................   $  2,063    $  4,152


          See accompanying notes to consolidated financial statements.

                                RemedyTemp, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)

                                   (unaudited)

1.  Basis of Presentation

     The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated balance sheet at March 31, 2002, and the consolidated statements of income and cash flows are unaudited. These statements have been prepared on the same basis as the Company's audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 28, 2001.

2.  Earnings Per Share Disclosure

Earnings per share is calculated as follows:

                                                                      Three Fiscal Months Ended
                                      ------------------------------------------------------------------------------------------
                                                      March 31, 2002                                 April 1, 2001
                                      -----------------------------------------------  -----------------------------------------
                                          Income          Shares         Per-Share      Income          Shares        Per-Share
                                       (Numerator)    (Denominator)       Amounts     (Numerator)    (Denominator)     Amounts
                                      -------------  ---------------    -----------  -------------  ---------------  -----------
Basic EPS
Income available to common
shareholders........................     $   191          8,957           $  0.02       $ 2,655          8,906         $  0.30
                                          ------                           ======                                       ======
Effect of Dilutive Securities
Stock options.......................     $     -             77                         $     -             22
                                          ------         ------                          ------         ------
Diluted EPS
Income available to common
shareholders plus assumed
conversions.........................     $   191          9,034           $  0.02       $ 2,655          8,928         $  0.30
                                          ======         ======            ======        ======         ======          ======

                                                                       Six Fiscal Months Ended
                                      ------------------------------------------------------------------------------------------
                                                      March 31, 2002                                 April 1, 2001
                                      -----------------------------------------------  -----------------------------------------
                                          Income          Shares        Per-Share       Income          Shares       Per-Share
                                        (Numerator)    (Denominator)     Amounts      (Numerator)   (Denominator)     Amounts
                                      -------------  ---------------    -----------  -------------  ---------------  -----------

Basic EPS
Income available to common
shareholders.......................      $   883          8,957           $  0.10       $ 5,518          8,904         $  0.62
                                                                           ======                                       ======
Effect of Dilutive Securities
Stock options......................      $     -             44                         $     -             21
                                          ------         ------                          ------         ------
Diluted EPS
Income available to common
shareholders plus assumed
conversions........................      $   883          9,001           $  0.10       $ 5,518          8,925         $  0.62
                                          ======          =====            ======        ======         ======          ======

3.  Purchase of Franchised Operations

     From time to time, the Company may selectively purchase traditional and licensed franchised operations to facilitate its expansion plans of increased market presence in identified geographic regions. During the first quarter of fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois). Additionally, during the second quarter of fiscal 2002, the Company made an earnout payment relating to a previous licensed franchise

                                RemedyTemp, Inc.

acquisition in accordance with the provisions of the related purchase agreement. Results of operations for the acquired licensed franchise offices are recorded in accordance with the Company's licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. These acquisitions are accounted for under the purchase accounting method. The purchase prices were allocated primarily to goodwill and are being amortized over an estimated life of twenty years.

4.  Workers Compensation

     Effective April 1, 2002, the Company entered into a contract with ACE USA ("ACE") for its workers' compensation insurance and claims administration. The Company's deductible under the insurance contract is $500 per individual claim and ACE is responsible for costs in excess of the deductible amount. Under the terms of the agreement, the Company is required to maintain a $13,778 letter of credit to secure repayment to ACE of the deductible portion of all open claims.

     From April 1, 2001 through March 31, 2002, the Company utilized a similar deductible program with Liberty Mutual Insurance Company ("Liberty"). The Company's deductible under this insurance contract is $250 per individual claim incurred and Liberty is responsible for costs in excess of the deductible amount. Under the terms of this agreement, the Company is required to maintain a $17,250 letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

     The Company is self-insured for its remaining estimated deductible liability under both contracts discussed above. The Company utilizes actuarial methods to estimate the remaining undiscounted liability for its workers' compensation claims, including those incurred but not reported. These estimates are based on historical company and industry experience as well as current legal, economic and regulatory factors. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimation process. Changes in the estimates of this liability are charged or credited to earnings in the period determined. Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program.

5.  Restricted Stock Award

     In December 2001 and February 2002, the Compensation Committee of the Board of Directors authorized and issued 365 shares and 50 shares, respectively, of restricted Class A Common Stock (collectively, "Restricted Stock") to certain officers of the Company under the Company's 1996 Stock Incentive Plan ("Incentive Plan"). Shares granted are subject to certain restrictions on ownership and transferability. The Restricted Stock cliff vests five years from the respective grant dates, at which point the restrictions lapse; however, the Restricted Stock is subject to accelerated vesting after three years if certain pre-established performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for other than cause or retirement, 20% vests one year from the applicable grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with these issuances, the Company credited the capital accounts and charged unearned compensation for the market value of the Restricted Stock on the respective grant dates. The unearned compensation is shown as a reduction of shareholders' equity in the accompanying balance sheet and is being amortized to expense ratably over the restricted periods.

     In connection with the Restricted Stock grants, the recipients were required to forfeit all outstanding stock options, to the extent available. As a result, a total of 592 stock options were forfeited and cancelled in connection with these grants.

6.  Litigation

     On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company, Karin Somogyi, Paul W. Mikos and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of the Company's traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, and accounting, unfair and deceptive practices, and restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance

                                RemedyTemp, Inc.

with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

     On December 10, 2001, Remedy filed a demand for arbitration before the Los Angeles branch of the American Arbitration Association and a complaint in United States District Court, Central District of California, for, among other things, breach of contract, trademark infringement, misappropriation of trade secrets and unfair competition against Stephen M. Smith, Jody A. Smith and Smith Temporaries, Inc. doing business as CornerStone Staffing and Remedy Intelligent Staffing. The defendants have filed a counterclaim in arbitration alleging, among other things, breach of contract, defamation and trade secret misappropriation. The defendants were licensed franchisees of Remedy until their franchise agreement expired on December 30, 2001. Remedy believes that its case is meritorious and will protect its interests to the fullest extent permitted by law.

     From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Management does not believe the Company is party to any other legal proceeding that are likely to have a material adverse effect on the Company.

7.  Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the six months ended March 31, 2002 and April 1, 2001, the Company reported goodwill amortization of $137 and $133, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company in fiscal 2003. The Company is currently assessing the impact of adoption on the financial statements.

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

                                RemedyTemp, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements made by the Company that involve material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as "anticipate," "believe," "estimate," "intend," "expect," or "future"). Accordingly, the Company's actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the successful launch of RemX(R) Financial Staffing, the Company's new telemarketing program, changes in general or local economic conditions that could impact the Company's expected financial results, the availability of sufficient personnel, the Company's ability to expand in core geographic markets, attract and retain clients and franchisees, the outcome of litigation and other factors described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Operations

     The Company's revenues are derived from company-owned offices (direct sales) and independently-managed franchise offices (licensed sales and franchise royalties).

     Independently-managed franchised offices have been an important element of the Company's growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with highly qualified franchisees without significant capital expenditures. The majority of the Company's offices outside California are independently-managed franchises. Franchise agreements have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements originated. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards. The Company's franchise agreements are structured in either a "traditional" franchise format or a "licensed" franchise format. Currently, the Company only offers "licensed" franchises.

     Under the Company's traditional franchise agreements, the traditional franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients' accounts. Generally, traditional franchisees pay the Company an initial franchise fee and continuing franchise fees, or royalties, equal to 7% of its gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company provides training, the right to use the Company's service marks, trademarks and business model, proprietary computer programs and operational support.

     The Company switched from the traditional franchise to the licensed franchise format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. Under the Company's licensed franchise agreement, the licensee pays the Company an initial franchise fee, pays all lease and operating costs relating to its office and employs all management staff affiliated with its office. The licensed franchise format differs from the traditional franchise format in that the Company employs of all temporary personnel affiliated with the office. The Company funds payroll, collects clients' accounts and remits to the licensee 60%-70% of the office's gross profit, based upon the level of hours billed during the licensee's contract year. However, the Company's share of the licensee's gross profit, representing its continuing franchise fees, is generally not less than 7.5% of the licensee's gross billings, with the exception of national accounts on which the Company's fee is reduced to compensate for lower gross margins. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

Results of Operations

For the Three Fiscal Months Ended March 31, 2002 Compared to the Three Fiscal Months Ended April 1, 2001

     Total revenues decreased 18.0%, or $23.5 million, to $106.6 million for the three fiscal months ended March 31, 2002 from $130.0 million for the three fiscal months ended April 1, 2001. Direct revenues decreased 8.3% to $66.8 million from $72.9 million, licensed franchise revenues decreased 30.5% to $39.2 million from $56.5 million and traditional franchise royalties decreased 25.8% to $0.5 million from $0.6 million for the three fiscal months ended March 31, 2002 and April 1, 2001, respectively. The overall decrease in revenues resulted primarily from the general economic

                                RemedyTemp, Inc.


slowdown, continued pricing pressures and reduced permanent placement billings, whereby the Company receives a fee for placing a temporary associate in a permanent position. The mix between direct, licensed franchise and royalty revenues shifted with direct revenues accounting for 62.7% of total revenues for the three months ended March 31, 2002 as compared to 56.0% for the three months ended April 1, 2001. This shift resulted primarily from incremental revenues generated from new company-owned offices opened during the quarter and the closure of several licensed franchise locations, as a result of reduced business and the non-renewal of an expired licensed franchise agreement. New company-owned offices opened include three in the Company's new financial staffing division (RemX(R) Financial Staffing), four replacement offices in the former licensed franchisee's territory discussed above and two additional offices in strategic markets. The decrease in franchise royalties resulted from lower billings at existing offices. Overall, and in accordance with the Company's focus, revenues from middle market clients (defined as clients with $0.2 million to $5.0 million in annual sales) increased to 53.7% of total revenues for the three months ended March 31, 2002 from 51.5% in the preceding year. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

     Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 15.0%, or $15.0 million, to $85.2 million for the three fiscal months ended March 31, 2002 from $100.1 million for the three fiscal months ended April 1, 2001. This decrease resulted primarily from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 79.9% for the three fiscal months ended March 31, 2002 compared to 77.0% for the three fiscal months ended April 1, 2001. This increase resulted from i) lower markup resulting from pricing pressures and a shift in mix towards light industrial business, ii) reduced permanent placement business and royalty income and iii) increased workers' compensation costs. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

     Licensees' share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operations, as noted above. Licensees' share of gross profit decreased 37.7%, or $3.6 million, to $6.0 million for the three fiscal months ended March 31, 2002 from $9.6 million for the three fiscal months ended April 1, 2001 due to an overall 36.3% decrease in licensed gross profits as well as decreased permanent placement billings. Licensees' share of gross profit as a percentage of licensed gross profit was 67.2% for the three fiscal months ended March 31, 2002 as compared to 68.7% for the three fiscal months ended April 1, 2001. This decrease resulted primarily from reduced permanent placement billings for which a licensee generally earns a higher percentage of the related gross profit.

     Selling and administrative expenses decreased 6.4%, or $1.0 million, to $14.3 million for the three fiscal months ended March 31, 2002 from $15.2 million for the three fiscal months ended April 1, 2001. This overall decrease resulted primarily from a continued company-wide cost containment initiative that has resulted in operational and organizational changes designed to increase efficiency in a cost-effective manner, as well as reduced implementation and support costs associated with the Company's information systems. These cost reductions were offset by planned start-up costs associated with the creation of a telemarketing department as well as the new office openings discussed above. Selling and administrative expenses as a percentage of total revenues were 13.4% for the three fiscal months ended March 31, 2002 as compared to 11.7% for the three fiscal months ended April 1, 2001. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

     Depreciation and amortization decreased 8.0%, or $0.1 million, to $1.3 for the three fiscal months ended March 31, 2002 from $1.4 million for the three fiscal months ended April 1, 2001.

     The Company's net loss from operations of $0.1 million for the three fiscal months ended March 31, 2002 represents a decrease of 103.5%, or $3.8 million, from operating income of $3.7 million generated in the three fiscal months ended April 1, 2001 as a result of the factors described above.

     Net income decreased 92.8%, or $2.5 million, to $0.2 million for the three fiscal months ended March 31, 2002 from $2.7 million for the three fiscal months ended April 1, 2001 due to the factors described above. The Company's effective tax rate reflects the expected benefit generated from Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 0.2% for the three fiscal months ended March 31, 2002 compared to 2.0% for the three fiscal months ended April 1, 2001.

                                RemedyTemp, Inc.


For the Six Fiscal Months Ended March 31, 2002 Compared to the Six Fiscal Months Ended April 1, 2001

     Total revenues decreased 20.8%, or $58.2 million, to $221.3 million for the six fiscal months ended March 31, 2002 from $279.5 million for the six fiscal months ended April 1, 2001. Direct revenues decreased 17.0% to $129.6 million from $156.3 million, licensed franchise revenues decreased 25.4% to $90.8 million from $121.6 million and traditional franchise royalties decreased 41.6% to $0.9 million from $1.6 million for the six fiscal months ended March 31, 2002 and April 1, 2001, respectively. The overall decrease in direct and licensed franchise revenues resulted from the general economic slowdown as well as continued pricing pressures and reduced permanent placement billings. The mix between direct, licensed franchise and royalty revenues shifted with direct revenues accounting for 58.6% of total revenues for the six months ended March 31, 2002 as compared to 55.9% for the six months ended April 1, 2001. This shift resulted primarily from incremental revenues generated from new company-owned offices opened during the second quarter, as discussed above, and the closure of several licensed franchise locations resulting from reduced business and the non-renewal of an expired licensed franchise agreement at the end of the first quarter of fiscal 2002. New company-owned offices opened include three in the Company's new financial staffing division and four replacement offices in the former licensed franchisee's territory. The decrease in franchise royalties resulted from lower billings at existing offices and certain office closures during the first quarter of fiscal 2002 resulting from reduced business and conversion to the licensed franchise format. The Company's ability to increase revenues depends significantly on the Company's ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company's revenues will increase.

     Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 18.4%, or $39.5 million, to $175.5 million for the six fiscal months ended March 31, 2002 from $215.0 million for the six fiscal months ended April 1, 2001. This decrease resulted primarily from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 79.3% for the six fiscal months ended March 31, 2002 compared to 76.9% for the six fiscal months ended April 1, 2001. This increase resulted from i) lower markup resulting from pricing pressures and a shift in mix towards light industrial business, ii) reduced permanent placement business and royalty income, and iii) increased workers' compensation costs. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company's cost of direct and licensed sales.

     Licensees' share of gross profit decreased 32.2%, or $6.6 million, to $14.0 million for the six fiscal months ended March 31, 2002 from $20.6 million for the six fiscal months ended March 31, 2002 due to an overall 31.7% decrease in licensed gross profits as well as decreased permanent placement billings for which a licensee typically earns a larger percentage of the gross margin. Licensees' share of gross profit as a percentage of licensed gross profit was 67.9% for the six fiscal months ended March 31, 2002 compared to 68.4% for the six fiscal months ended April 1, 2001.

     Selling and administrative expenses decreased 13.5%, or $4.5 million, to $28.8 million for the six fiscal months ended March 31, 2002 from $33.3 million for the six fiscal months ended April 1, 2001. This overall decrease resulted primarily from a continued company-wide cost containment initiative that has resulted in operational and organizational changes designed to increase efficiency in a cost-effective manner, as well as reduced implementation and support costs associated with the Company's information systems. These cost reductions were offset by planned expenditures, during fiscal 2002, associated with new office openings. Additionally, in the prior year the Company recorded a $1.9 million charge to provide for a large client's account receivable deemed uncollectible as a result of sudden financial deterioration. Selling and administrative expenses as a percentage of total revenues were 13.0% for the six fiscal months ended March 31, 2002 as compared to 11.9% for the six fiscal months ended April 1, 2001. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company's profitability.

     Depreciation and amortization decreased 4.1%, or $0.1 million, to $2.7 for the six fiscal months ended March 31, 2002 from $2.8 million for the six fiscal months ended April 1, 2001.

     Income from operations decreased 95.2%, or $7.5 million, to $0.4 million for the six fiscal months ended March 31, 2002 from $7.9 million for the six fiscal months ended April 1, 2001 due to the factors described above. Income from operations as a percentage of revenues was 0.2% for the six fiscal months ended March 31, 2002 compared to 2.8% for the six fiscal months ended April 1, 2001.

                                RemedyTemp, Inc.


     Net income decreased 84.0%, or $4.6 million, to $0.9 million for the six fiscal months ended March 31, 2002 from $5.5 million for the six fiscal months ended April 1, 2001 due to the factors described above. Interest income increased from investment of the Company's growing cash balance. Additionally, the Company's effective tax rate reflects expected benefit generated from Work Opportunity and Welfare to Work Tax Credits. As a percentage of total revenues, net income was 0.4% for the six fiscal months ended March 31, 2002 compared to 2.0% for the six fiscal months ended April 1, 2001.

Liquidity and Capital Resources

     Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, if necessary. The Company's principal uses of cash are working capital needs, capital expenditures (including management information systems initiatives) and franchise acquisitions. The nature of the Company's business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

     Cash provided by operating activities was $13.3 million for the six fiscal months ended March 31, 2002 and $14.3 million for the six fiscal months ended April 1, 2001. Cash from operating activities in the current fiscal year was impacted by decreases in accounts receivable balances. As a result of the economic downturn, collection of outstanding accounts receivable outpaced the growth of receivables generated by current sales. Additionally, the Company reduced its days sales outstanding as a result of stronger collection efforts. Other factors, somewhat offsetting net cash flows generated by accounts receivable collections, were reductions in the current year payroll related accruals, the licensees share of gross margin accrual and current taxes payable, as well as changes in the Company's workers' compensation program as noted below.

     Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program for its workers' compensation claims liability. The estimated premium was based upon expected payroll levels, prepaid at the beginning of the policy and amortized based upon actual payroll levels. As a result, the Company had unamortized prepaid insurance premiums at the inception of the prior fiscal year. The Company amortized the entire prepaid balance during the six fiscal months ended April 1, 2001 and had also accrued additional premiums due based upon actual payroll levels exceeding the original estimate.

     Effective April 1, 2001 through March 31, 2002, the Company entered into a contract with Liberty Mutual Insurance Company ("Liberty") for its workers' compensation insurance and claims administration for claims incurred during the corresponding period. The Company's deductible under the insurance contract is $0.25 million per individual claim incurred and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for and has accrued its remaining estimated deductible liability and, as such, no prepaid premiums existed at March 31, 2001. Under the terms of this agreement, the Company is required to maintain a $17.3 million letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

     Effective April 1, 2002, the Company entered into a similar insurance arrangement with ACE USA ("ACE") workers compensation claims incurred from April 1, 2002 through March 31, 2003. The Company's deductible under this insurance contract is $0.5 million per individual claim and ACE is responsible for costs in excess of the deductible amount. Under the terms of the agreement, the Company is required to maintain a $13.8 million letter of credit to secure repayment to ACE of the deductible portion of all open claims.

     Cash used for purchases of fixed assets, including information systems, was $1.5 million for the six fiscal months ended March 31, 2002 and $2.1 million for the six fiscal months ended April 1, 2001. The Company continues to invest in computer-based technologies and direct office openings and anticipates $5.0 million in related capital expenditures during the next twelve months.

     From time to time, the Company may selectively purchase traditional and licensed franchised operations to facilitate its expansion plans of increased market presence in identified geographic regions. During the first quarter of fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois). Additionally, during the second quarter of fiscal 2002, the Company made an earnout payment relating to a previous licensed franchise acquisition in accordance with the provisions of the related purchase agreement. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company's market presence in such regions.

                                RemedyTemp, Inc.


     In January 2002, the Company launched RemX(R) Financial Staffing, a new business division focused on providing financial personnel on a temporary, temp-to-hire or direct hire basis in major markets nationwide. The Company opened three RemX(R) Financial Staffing offices during the second quarter of fiscal 2002 and anticipates opening six additional offices during the remainder of calendar 2002, while continuing to evaluate possible strategic acquisitions. Such office openings and potential acquisitions may have an impact on future liquidity.

     The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million. The Company has no borrowings outstanding as of March 31, 2002 and has a $17.3 million letter of credit in accordance with the workers' compensation insurance agreement with Liberty discussed above. The Company is in the process of securing an additional $13.8 million letter of credit in accordance with the workers' compensation insurance agreement with ACE as discussed above. The line of credit agreement expires on May 31, 2002 and the Company is currently negotiating a new line of credit facility with two banks. The existing line of credit agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is in compliance with all restrictive covenants and required ratios, with the exception of its total liabilities to EBITDA ratio. The Company has obtained a waiver from the bank for this ratio.

     The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

Critical Accounting Policies

     Remedy's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     The significant accounting policies applied in preparing the Company's consolidated financial statements are described in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. Policies that are considered critical are described below.

Revenue recognition

     The Company generates revenue from the sale of temporary staffing and permanent placement services by its company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Permanent placement revenues are recognized when the permanent placement candidate begins full-time employment.

     The Company utilizes two types of franchise agreements referred to as "traditional" and "licensed." Under the Company's traditional franchised agreement, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and cost of sales generated by the traditional franchise operations are not included in the Company's consolidated financial statements. The Company earns and records continuing franchise fees, based upon the contractual percentage of franchise gross sales, in the period in which the traditional franchisee provides the services. Such fees are recorded by the Company as "Franchise royalties."

     Under the Company's licensed franchise agreement, revenues generated by the franchised operation and the related costs of services are included in the Company's consolidated financial statements and are reported as "Licensed franchise sales" and "Cost of licensed sales," respectively. The Company has the direct contractual relationship with the customer, holds title to the related customer receivables and is the legal employer of the temporary employees. Thus, certain risks associated with the licensed franchise operations remain with the Company. The net distribution paid to the licensed franchisee for the services rendered is based on a percentage of the gross profit generated by the licensed operation and is reflected as "Licensees' share of gross profit" in the consolidated statements of income. The Company's share of the licensees' gross profit represents the continuing franchise fee as outlined in the licensed franchise agreement and is recorded when earned in connection with the related licensed franchise sales.

                                RemedyTemp, Inc.


Workers' compensation costs

     The Company retains the risk for the deductible portion of its workers' compensation insurance programs. The Company utilizes actuarial methods to estimate the remaining undiscounted liability for its workers' compensation claims, including those incurred but not reported. These estimates are based on historical company and industry experience as well as current legal, economic and regulatory factors. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimation process. Changes in the estimates of this liability are charged or credited to earnings in the period determined. Remedy funds portions of its retained risks through deposits with its insurance carriers.

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

                                RemedyTemp, Inc.


                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., Remedy Intelligent Staffing, Inc. (a wholly-owned subsidiary), Remedy Temporary Services, Inc. (a wholly-owned subsidiary), Karin Somogyi, Paul W. Mikos and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of the Company's traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, and accounting, unfair and deceptive practices, and restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor.

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

     On December 10, 2001, Remedy filed a demand for arbitration before the Los Angeles branch of the American Arbitration Association and a complaint in United States District Court, Central District of California, for, among other things, breach of contract, trademark infringement, misappropriation of trade secrets and unfair competition against Stephen M. Smith, Jody A. Smith and Smith Temporaries, Inc. doing business as CornerStone Staffing and Remedy Intelligent Staffing. The defendants are licensed franchisees of Remedy; however, their franchise agreement expired on December 30, 2001. Remedy believes that its case is meritorious and will protect its interests to the fullest extent permitted by law.

     From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 28, 2002, the Company held its Annual Meeting of Shareholders ("the Annual Meeting"). The Company's shareholders voted in favor of the matter voted upon at the Annual Meeting according to the following vote tabulation:

Proposal One: Election of Directors.

                                                                                  Abstentions and Broker
                                                                                  ----------------------
                                                 For                 Withhold            Non-Votes
                                                 ---                 --------            ---------
William D. Cvengros                           7,049,996               15,289                 --
James L. Doti                                 7,045,096               20,189                 --
Robert A. Elliott                             7,049,996               15,289                 --
Mary George                                   7,045,096               20,189                 --
J. Michael Hagan                              7,045,096               20,189                 --
Robert E. McDonough, Sr.                      7,043,396               21,889                 --
Paul W. Mikos                                 7,044,996               20,289                 --
Greg D. Palmer                                7,049,896               15,389                 --
John B. Zaepfel                               7,049,996               15,289                 --

                                RemedyTemp, Inc.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

          Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.                                  Description
-----------                                  -----------
  3.1         Amended and Restated Articles of Incorporation of the Company (a)
  3.2         Amended and Restated Bylaws of the Company (f)
  4.1         Specimen Stock Certificate (a)
  4.2         Shareholder Rights Agreement (a)
  10.1        Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)
  10.2        Paul W. Mikos Employment Agreement, as amended (j)
  10.5        Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)
  10.6        Alan M. Purdy Change in Control Severance Agreement (i)
  10.7        Deferred Compensation Agreement for Alan M. Purdy (a)
  10.9        Form of Indemnification Agreement (a)
  10.11       Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)
  10.12       Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)
  10.13       Form of Franchising Agreement for Licensed Offices (l)
  10.14       Form of Franchising Agreement for Franchised Offices (a)
  10.15       Form of Licensing Agreement for IntelliSearch(R) (a)
  10.18       Additional Deferred Compensation Agreement for Alan M. Purdy (b)
  10.19       Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)
  10.22       RemedyTemp, Inc. Deferred Compensation Plan (d)
  10.23       Amended and Restated Employment Agreement for Greg Palmer (n)
  10.24       1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)
  10.25       Form of Licensing Agreement for i/search2000TM (f)
  10.26       Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (h)
  10.27       Paul W. Mikos Severance Agreement and General Release (k)
  10.28       Gunnar B. Gooding Employment and Severance Letter (m)
  10.29       Cosmas N. Lykos Employment and Severance Letter (m)

  (a)  Incorporated by reference to the exhibit of same number to the Registrant's
       Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
  (b)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
  (c)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
  (d)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
  (e)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
  (f)  Incorporated by reference to the exhibit of same number to the Registrant's
       Annual Report on Form 10-K for the yearly period ended September 27, 1998.
  (g)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
  (h)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
  (i)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
  (j)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999
       (original agreement) and for the quarterly period ended December 31, 2000
       (amendment).
  (k)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
  (l)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
  (m)  Incorporated by reference to the exhibit of same number to the Registrant's
       Annual Report on Form 10-K for the yearly period ended September 30, 2001.
  (n)  Incorporated by reference to the exhibit of same number to the Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

  (b)    Reports on Form 8-K.

          No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                RemedyTemp, Inc.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REMEDYTEMP, INC.

May 15, 2002                         /s/  GREG PALMER
------------                         ----------------
                                     Greg Palmer, President and Chief
                                     Executive Officer

May 15, 2002                         /s/  ALAN M. PURDY
------------                         ------------------
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

10.23        Amended and Restated Employment Agreement for Greg Palmer (n)

10.24 1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

10.25        Form of Licensing Agreement for i/search 2000/TM/ (f)

10.26 Credit Agreement among Bank of America National Trust and Savings Association and RemedyTemp, Inc. (h)

10.27        Paul W. Mikos Severance Agreement and General Release (k)

10.28        Gunnar B. Gooding Employment and Severance Letter (m)

10.29        Cosmas N. Lykos Employment and Severance Letter (m)

                                RemedyTemp, Inc.


(a) Incorporated by reference to the exhibit of same number to the Registrant's Registration Statement on Form S-1 (Reg. No.333-4276), as amended.
(b) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(j) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).
(k) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(l) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(m) Incorporated by reference to the exhibit of same number to the Registrant's Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(n) Incorporated by reference to the exhibit of same number to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.