Form 10-Q
period 2002-06-30
REMEDYTEMP INC
filed 2002-08-14
CIK 1013467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-5260

REMEDYTEMP, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization)	95-2890471 (I.R.S. Employer Identification Number)

101 Enterprise Aliso Viejo, California (Address of principal executive offices)	92656 (Zip Code)

Registrant’s telephone number, including area code: (949) 425-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

As of August 9, 2002 there were 8,132,206 shares of Class A Common Stock and 1,262,950 shares of Class B Common Stock outstanding.

INDEX

		Page No.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and September 30, 2001	3

	Consolidated Statements of Income for the three fiscal months and nine fiscal months ended June 30, 2002 and July 1, 2001 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine fiscal months ended June 30, 2002 and July 1, 2001 (unaudited)	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	*

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes In Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

*	No information provided due to inapplicability of item.

RemedyTemp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	June 30, 2002 (unaudited)	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$47,931	$37,362
Accounts receivable, net of allowance for doubtful accounts of $1,947 and $1,789, respectively	55,771	62,972
Prepaid expenses and other current assets	7,826	4,842
Deferred income taxes	7,047	7,047

Total current assets	118,575	112,223

Fixed assets, net of accumulated depreciation of $16,719 and $18,474, respectively	16,542	17,820
Other assets	2,069	2,642
Deferred income taxes	123	123
Goodwill, net of accumulated amortization of $880 and $675, respectively	4,359	4,494

Total assets	$141,668	$137,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,869	$2,395
Accrued workers’ compensation (Note 4)	17,183	11,933
Accrued payroll, benefits and related costs	13,677	12,552
Accrued licensees’ share of gross profit	2,777	3,202
Income taxes payable	—	1,748
Other accrued expenses	4,157	5,897

Total current liabilities	39,663	37,727

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $.01 par value; authorized 50,000 shares; 8,121 and 7,391 issued and outstanding at June 30, 2002 and September 30, 2001, respectively (Note 5)	81	74
Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,274 and 1,565 issued and outstanding at June 30, 2002 and September 30, 2001, respectively	13	16
Additional paid in capital (Note 5)	39,919	33,889
Unearned compensation (Note 5)	(5,007)	—
Retained earnings	66,999	65,596

Total shareholders’ equity	102,005	99,575

Total liabilities and shareholders’ equity	$141,668	$137,302

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Direct sales	$69,311	$67,917	$198,944	$224,168
Licensed franchise sales	48,112	52,741	138,863	174,357
Franchise royalties	376	460	1,314	2,065
Initial license and franchise fees	—	—	6	41

Total revenues	117,799	121,118	339,127	400,631
Cost of direct sales	57,635	53,926	162,973	177,399
Cost of licensed franchise sales	37,811	39,904	107,966	131,382
Licensees’ share of gross profit	6,984	8,971	20,968	29,587
Selling and administrative expenses	13,900	16,462	42,659	49,726
Depreciation and amortization	1,333	1,451	4,048	4,281

Income from operations	136	404	513	8,256
Other income:
Interest income, net	220	242	620	458
Other, net	175	324	660	837

Income before provision for income taxes	531	970	1,793	9,551
Provision for income taxes	11	41	390	3,105

Net income	$520	$929	$1,403	$6,446

Net income per share, basic (Note 2)	$0.06	$0.10	$0.16	$0.72

Weighted-average number of shares, basic	8,990	8,920	8,966	8,910

Net income per share, diluted (Note 2)	$0.06	$0.10	$0.15	$0.72

Weighted-average number of shares, diluted	9,190	8,943	9,067	8,931

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net income	$1,403	$6,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,048	4,273
Provision for losses on accounts receivable	1,047	3,239
Restricted stock compensation expense, net	551	—
Changes in assets and liabilities:
Accounts receivable	6,154	9,929
Prepaid expenses and other current assets Prepaid workers’ compensation insurance	(2,984 —)	(4,350 4,877)
Other assets	573	(197)
Accounts payable	(526)	(2,611)
Accrued workers’ compensation	5,250	5,106
Accrued payroll, benefits and related costs	1,125	(379)
Accrued licensees’ share of gross profit	(425)	(970)
Other accrued expenses	(248)	1,980
Income taxes payable	(1,748)	—

Net cash provided by operating activities	14,220	27,343

Cash flows from investing activities:
Purchase of fixed assets	(2,565)	(2,463)
Payments for licensed franchise acquisitions, net of assets acquired	(1,562)	(110)

Net cash used in investing activities	(4,127)	(2,573)

Cash flows from financing activities:
Proceeds from stock option activity	419	166
Proceeds from Employee Stock Purchase Plan activity	57	61

Net cash provided by financing activities	476	227

Net increase in cash and cash equivalents	10,569	24,997
Cash and cash equivalents at beginning of period	37,362	1,084

Cash and cash equivalents at end of period	$47,931	$26,081

Other cash flow information:
Cash paid during the period for interest	$159	$157
Cash paid during the period for income taxes	$2,215	$6,228

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)

(unaudited)

1.    Basis of Presentation

The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated balance sheet at June 30, 2002 and the consolidated statements of income and cash flows are unaudited. These statements have been prepared on the same basis as the Company’s audited consolidated financial statements and in the opinion of management reflect all adjustments, which are only of a normal recurring nature, necessary for a fair presentation of the consolidated financial position and results of operations for such periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2001.

2.    Earnings Per Share Disclosure

Earnings per share is calculated as follows:

	Three Fiscal Months Ended
	June 30, 2002			July 1, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amounts	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
Basic EPS
Income available to common shareholders	$520	8,990	$0.06	$929	8,920	$0.10

Effect of Dilutive Securities
Restricted stock and stock options	$—	200		$—	23

Diluted EPS
Income available to common shareholders plus assumed conversions	$520	9,190	$0.06	$929	8,943	$0.10

	Nine Fiscal Months Ended
	June 30, 2002			July 1, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amounts	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
Basic EPS
Income available to common shareholders	$1,403	8,966	$0.16	$6,446	8,910	$0.72

Effect of Dilutive Securities
Restricted stock and stock options	$—	101		$—	21

Diluted EPS
Income available to common shareholders plus assumed conversions	$1,403	9,067	$0.15	$6,446	8,931	$0.72

RemedyTemp, Inc.

3.    Purchase of Franchised Operations

From time to time, the Company may selectively purchase traditional and licensed franchised operations for various reasons, including, but not limited to facilitating its expansion plans of increased market presence in identified geographic regions. During the first quarter of fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois). Additionally, during the second quarter of fiscal 2002 , the Company made an earnout payment relating to a previous licensed franchise acquisition in accordance with the provisions of the related purchase agreement. Results of operations for the acquired licensed franchise offices are recorded in accordance with the Company’s licensed revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed offices been shown as of the beginning of the current and prior year fiscal periods, the consolidated results would not be significantly different. These acquisitions are accounted for under the purchase accounting method. The purchase prices were allocated primarily to goodwill and are being amortized over an estimated life of twenty years.

4.    Workers Compensation

Effective April 1, 2002, the Company entered into a contract with ACE USA (“ACE”) for its workers’ compensation insurance and claims administration. The Company’s deductible under the insurance contract is $500 per individual claim and ACE is responsible for costs in excess of the deductible amount. Under the terms of the agreement, the Company is required to maintain a $13,778 letter of credit to secure repayment to ACE of the deductible portion of all open claims.

From April 1, 2001 through March 31, 2002, the Company utilized a similar deductible program with Liberty Mutual Insurance Company (“Liberty”). The Company’s deductible under this insurance contract is $250 per individual claim incurred and Liberty is responsible for costs in excess of the deductible amount. Under the terms of this agreement, the Company is required to maintain a $17,250 letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

The Company is self-insured for its remaining estimated deductible liability under both contracts discussed above. The Company utilizes actuarial methods to estimate the remaining undiscounted liability for its workers’ compensation claims, including those incurred but not reported. These estimates are based on historical company and industry experience as well as current legal, economic and regulatory factors. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process. Changes in the estimates of this liability are charged or credited to earnings in the period determined.

Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program.

5.    Restricted Stock Award

During fiscal 2002, the Compensation Committee of the Board of Directors authorized and issued 425 shares of restricted Class A Common Stock (collectively, “Restricted Stock”) to certain officers of the Company under the Company’s 1996 Stock Incentive Plan (“Incentive Plan”). Shares granted are subject to certain restrictions on ownership and transferability. The Restricted Stock cliff vests five years from the respective grant dates, at which point the restrictions lapse; however, the Restricted Stock is subject to accelerated vesting after three years if certain pre-established performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for other than cause or retirement, 20% vests one year from the applicable grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with these issuances, the Company credited the capital accounts and charged unearned compensation for the market value of the Restricted Stock on the respective grant dates. The unearned compensation is shown as a reduction of shareholders’ equity in the accompanying balance sheet and is being amortized to expense ratably over the restricted periods. At June 30, 2002, 400 shares of Restricted Stock remain issued and outstanding.

In connection with the Restricted Stock grants, the recipients were required to forfeit all outstanding stock options, to the extent available. As a result, a total of 592 stock options were forfeited and cancelled in connection with these grants.

RemedyTemp, Inc.

6.    Litigation

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company, Karin Somogyi, Paul W. Mikos and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of the Company’s traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, and accounting, unfair and deceptive practices, and restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

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

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers in pending workers’ compensation claims filed by Remedy’s employees following the liquidation of Remedy’s former carrier, Reliance National Indemnity Insurance Company (“Reliance”). At the time of these injuries, from July 1997 through April 2001, Remedy was covered by a workers’ compensation policy issued by Reliance. Under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002 respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA has tried to join Remedy’s customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s customers in those claims. The WCAB has selected a single test case from the consolidated pending cases through which it will decide the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims). The trial is scheduled for September 20, 2002. Remedy believes its case is meritorious and will protect its interests to the fullest extent permitted by law. At this time management is unable to give an estimate as to the amount or range of potential loss which would result to the Company if the outcome in this matter were unfavorable.

From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Management does not believe the Company is party to any legal proceedings that are likely to have a material adverse effect on the Company.

7.    Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) Nos. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets.” SFAS 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the nine months ended June 30, 2002 and July 1, 2001, the Company reported goodwill amortization of $205 and $190, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company in fiscal 2003. The Company is currently assessing the impact of adoption on the financial statements.

On October 3, 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion No. 30 (APB 30) “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Also, SFAS No. 144 eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the Company’s consolidated financial statements.

RemedyTemp, Inc.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

RemedyTemp, Inc.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management’s discussion and analysis includes certain forward-looking statements made by the Company that involve material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” or “future”). Accordingly, the Company’s actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the successful launch of RemX® Financial Staffing and the Company’s new telemarketing program, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various costs relating to temporary workers and personnel, the Company’s ability to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees, the outcome of litigation and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Operations

The Company’s revenues are derived from company-owned offices (direct sales) and independently-managed franchise offices (licensed sales and franchise royalties).

Independently-managed franchised offices have been an important element of the Company’s growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with qualified franchisees without significant capital expenditures. The majority of the Company’s offices outside California are independently-managed franchises. Franchise agreements have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements originated. Such agreements cover exclusive geographic territories and contain minimum performance standards. The Company’s franchise agreements are structured in either a “traditional” franchise format or a “licensed” franchise format. Currently, the Company only offers “licensed” franchises.

Under the Company’s traditional franchise agreements, the traditional franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, traditional franchisees pay the Company an initial franchise fee and continuing franchise fees, or royalties, equal to 7% of its gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company provides training, the right to use the Company’s service marks, trademarks and business model, proprietary computer programs and operational support.

The Company switched from the traditional franchise to the licensed franchise format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to enable the Company to grow without being limited by the financial resources of traditional franchisees. Under the Company’s licensed franchise agreement, the licensee pays the Company an initial franchise fee, pays all lease and operating costs relating to its office and employs all management staff affiliated with its office. The licensed franchise format differs from the traditional franchise format in that the Company employs all temporary personnel affiliated with the office. The Company funds payroll, collects clients’ accounts receivable and remits to the licensee 60%-70% of the office’s gross profit, based upon the level of hours billed during the licensee’s contract year. However, the Company’s share of the licensee’s gross profit, representing its continuing franchise fees, is generally not less than 7.5% of the licensee’s gross billings, with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins.

Results of Operations

For the Three Fiscal Months Ended June 30, 2002 Compared to the Three Fiscal Months Ended July 1, 2001

Total revenues decreased 2.7%, or $3.3 million, to $117.8 million for the three fiscal months ended June 30, 2002 from $121.1 million for the three fiscal months ended July 1, 2001. Direct revenues increased slightly to $69.3 million (or 2.1%) from $67.9 million, licensed franchise revenues decreased 8.8% to $48.1 million from $52.7 million and traditional franchise royalties decreased 18.3% to $0.4 million from $0.5 million for the three fiscal months ended June

RemedyTemp, Inc.

30, 2002 and July 1, 2001, respectively. The overall decrease in revenues resulted primarily from the continued sluggishness in the economy and reduced permanent placement billings, whereby the Company receives a fee for placing a temporary associate in a permanent position. Additionally, revenues were adversely impacted by the closure of several licensed and traditional franchise locations noted below. The mix between direct revenues, licensed franchise revenues and traditional franchise royalties shifted with direct revenues accounting for 58.8% of total revenues for the three months ended June 30, 2002 as compared to 56.1% for the three months ended July 1, 2001. This shift resulted primarily from incremental revenues generated from new company-owned offices, the acquisition of several licensed offices since the corresponding prior year period, and the closure of several licensed franchise locations, as a result of reduced business and the non-renewal of an expired licensed franchise agreement earlier in fiscal 2002. Additionally, several traditional franchise offices closed during the third quarter of fiscal 2002. Total revenues for the third quarter of fiscal 2002 did, however, increase over those of the first and second quarters of fiscal 2002.

Revenues from the light industrial sector increased as a percentage of total revenues over the prior year corresponding quarter, as well. This is notable as the manufacturing sector (which encompasses the Company’s light industrial classification) was early into the economic downturn and has, historically, lead the subsequent economic recovery. Overall, and in accordance with the Company’s marketing focus, revenues from middle market clients (defined as clients with $0.2 million to $5.0 million in annual temp billings) increased to 57.6% of total revenues for the three months ended June 30, 2002 from 55.5% in the preceding year.

During the second quarter of fiscal 2002, the Company launched its financial staffing division (RemX® Financial Staffing) and has opened eight company-owned offices. Additionally, the Company has opened four replacement offices in the former licensed franchisee’s territory discussed above. The Company continues to strategically evaluate its existing and target markets and will continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate. The Company’s ability to increase revenues depends significantly on the Company’s ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers, and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to the temporary associates, increased 1.7%, or $1.6 million, to $95.4 million for the three fiscal months ended June 30, 2002 from $93.8 million for the three fiscal months ended July 1, 2001. Total cost of direct and licensed sales as a percentage of revenues was 81.0% for the three fiscal months ended June 30, 2002 compared to 77.5% for the three fiscal months ended July 1, 2001. This overall reduction in margin is a continued trend and is attributable to i) lower markup resulting from the continued pricing pressures experienced throughout the staffing industry, ii) the increasing shift in mix towards light industrial business noted above which is typically high volume/lower margin business, iii) reduced permanent placement business and royalty income, and iv) increased workers’ compensation costs. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company’s cost of direct and licensed franchise sales.

Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operations, as noted above. Licensees’ share of gross profit decreased 22.1%, or $2.0 million, to $7.0 million for the three fiscal months ended June 30, 2002 from $9.0 million for the three fiscal months ended July 1, 2001 due to an overall 19.8% decrease in licensed gross profits as well as decreased permanent placement billings for which a licensed franchisee typically earns a larger percentage of the related gross margin. Licensees’ share of gross profit as a percentage of licensed gross profit was 67.8% for the three fiscal months ended June 30, 2002 as compared to 69.9% for the three fiscal months ended July 1, 2001.

Selling and administrative expenses decreased 15.6%, or $2.6 million, to $13.9 million for the three fiscal months ended June 30, 2002 from $16.5 million for the three fiscal months ended July 1, 2001. In the prior year, the Company recorded an unusual $2.3 million charge for severance benefits for the Company’s former president and chief executive offices. Additionally, the Company continues to benefit from company-wide cost containment initiatives and productivity enhancements implemented during fiscal 2001 and fiscal 2002 resulting in reduced costs and operational and organizational changes designed to increase efficiency in a cost-effective manner. These cost reductions were offset by planned start-up costs associated with the creation of a telemarketing department as well as the new office openings discussed above. Selling and administrative expenses as a percentage of total revenues were 11.8% for the three fiscal months ended June 30, 2002 as compared to 13.6% for the three fiscal months ended July 1, 2001. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

RemedyTemp, Inc.

Depreciation and amortization decreased 8.1%, or $0.1 million, to $1.3 for the three fiscal months ended June 30, 2002 from $1.5 million for the three fiscal months ended July 1, 2001.

Income from operations of $0.1 million for the three fiscal months ended June 30, 2002 represents a decrease of 66.3%, or $0.3 million, from operating income of $0.4 million generated in the three fiscal months ended July 1, 2001 as a result of the factors described above.

Net income decreased 44.0%, or $0.4 million, to $0.5 million for the three fiscal months ended June 30, 2002 from $0.9 million for the three fiscal months ended July 1, 2001 due to the factors described above, reduced customer late fee income offset by a lower estimated effective tax rate (as discussed below). As a percentage of total revenues, net income was 0.4% for the three fiscal months ended June 30, 2002 compared to 0.8% for the three fiscal months ended July 1, 2001.

The Company’s overall annual effective tax rate reflects the expected benefit generated from federal Work Opportunity and Welfare to Work Tax Credits. The Internal Revenue Code provides these wage based tax credits to companies who employ personnel meeting certain defined eligibility criteria. The Company has proactively implemented programs to recruit and place eligible associates in order to maximize the tax credits available. When determining its annual effective tax rate, the Company considers the effect of expected Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credit earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

For the Nine Fiscal Months Ended June 30, 2002 Compared to the Nine Fiscal Months Ended July 1, 2001

Total revenues decreased 15.4%, or $61.5 million, to $339.1 million for the nine fiscal months ended June 30, 2002 from $400.6 million for the nine fiscal months ended July 1, 2001. Direct revenues decreased 11.3% to $198.9 million from $224.2 million, licensed franchise revenues decreased 20.4% to $138.9 million from $174.4 million and traditional franchise royalties decreased 36.4% to $1.3 million from $2.1 million for the nine fiscal months ended June 30, 2002 and July 1, 2001, respectively. The overall decrease in direct and licensed franchise revenues resulted from the continued general economic slowdown and reduced permanent placement billings. The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 58.7% of total revenues for the nine fiscal months ended June 30, 2002 as compared to 56.0% for the nine fiscal months ended July 1, 2001. This shift resulted primarily from incremental revenues generated from new company-owned offices opened during the current year, as previously discussed, the acquisition of several licensed franchise operations since the prior year corresponding period and the closure of several licensed franchise locations resulting from reduced business and the non-renewal of an expired licensed franchise agreement at the end of the first quarter of fiscal 2002. New company-owned offices opened include eight in the Company’s new financial staffing division and four replacement offices in a former licensed franchisee’s territory. The decrease in franchise royalties resulted from lower billings at existing traditional franchised operations, certain office closures resulting from reduced business, non-renewal and conversion to the licensed franchise format.

The Company continues to strategically evaluate its existing and target markets and will continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate. The Company’s ability to increase revenues depends significantly on the Company’s ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 12.3%, or $37.8 million, to $270.9 million for the nine fiscal months ended June 30, 2002 from $308.8 million for the nine fiscal months ended July 1, 2001. This decrease resulted primarily from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 79.9% for the nine fiscal months ended June 30, 2002 compared to 77.1% for the nine fiscal months ended July 1, 2001. This overall margin reduction resulted from i) lower markup resulting from continued pricing pressures and mix shift towards light industrial business, ii) reduced permanent placement business and royalty income, and iii) increased workers’ compensation costs. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company’s cost of direct and licensed sales.

Licensees’ share of gross profit decreased 29.1%, or $8.6 million, to $21.0 million for the nine fiscal months ended June 30, 2002 from $29.6 million for the nine fiscal months ended July 1, 2001 due to an overall 28.1% decrease in licensed gross profits as well as decreased permanent placement billings for which a licensee typically earns a larger percentage of the gross margin. Licensees’ share of gross profit as a percentage of licensed gross profit was 67.9% for the nine fiscal months ended June 30, 2002 compared to 68.8% for the nine fiscal months ended July 1, 2001.

Selling and administrative expenses decreased 14.2%, or $7.1 million, to $42.7 million for the nine fiscal months ended June 30, 2002 from $49.7 million for the nine fiscal months ended July 1, 2001. In the prior year, the Company

RemedyTemp, Inc.

recorded unusual charges totaling $4.2 million related to a large customer’s accounts receivable balance deemed uncollectible due to sudden financial deterioration ($1.9 million) and to the severance benefits for the Company’s former President and Chief Executive Officer ($2.3 million). The remaining overall decrease results from continued company-wide cost containment initiatives resulting in operational and organizational changes that have increased efficiency in a cost-effective manner, as well as reduced post-implementation support costs associated with the Company’s information systems. These cost reductions were offset by planned expenditures, during fiscal 2002, associated with new office openings and the implementation of a telemarketing program. Selling and administrative expenses as a percentage of total revenues were 12.6% for the nine fiscal months ended June 30, 2002 as compared to 12.4% for the nine fiscal months ended July 1, 2001. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

Depreciation and amortization decreased 5.4%, or $0.2 million, to $4.0 for the nine fiscal months ended June 30, 2002 from $4.3 million for the nine fiscal months ended July 1, 2001.

Income from operations decreased 93.8%, or $7.7 million, to $0.5 million for the nine fiscal months ended June 30, 2002 from $8.3 million for the nine fiscal months ended July 1, 2001 due to the factors described above. Income from operations as a percentage of revenues was 0.2% for the nine fiscal months ended June 30, 2002 compared to 2.1% for the nine fiscal months ended July 1, 2001.

Net income decreased 78.2%, or $5.0 million, to $1.4 million for the nine fiscal months ended June 30, 2002 from $6.4 million for the nine fiscal months ended July 1, 2001 due to the factors described above, increased interest income resulting from the Company’s strong cash position, decreased customer late fee income and a lower overall effective tax rate. The Company’s overall effective tax rate reflects expected benefit generated from Work Opportunity and Welfare to Work Tax Credits as previously discussed. As a percentage of total revenues, net income was 0.4% for the nine fiscal months ended June 30, 2002 compared to 1.6% for the nine fiscal months ended July 1, 2001.

Liquidity and Capital Resources

The Company’s balance sheet and cash flow remain strong. The Company has $47.9 million in cash and equivalents at June 30, 2002 (an increase of $21.8 million from the corresponding prior year period) and continues to be debt free. Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, if necessary. The Company’s principal uses of cash are working capital needs, capital expenditures (including management information systems initiatives) and franchise acquisitions. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

Cash provided by operating activities was $14.2 million for the nine fiscal months ended June 30, 2002 and $27.3 million for the nine fiscal months ended July 1, 2001. Cash from operating activities was impacted by decreased operations coupled with timing of receivables collections. As a result of the economic downturn, collection of outstanding accounts receivable outpaced the growth of receivables generated by sales both in the current and prior year. However, the impact was more pronounced in the prior year when the economic downturn began. Other factors impacting current year operating cash flows as compared to the prior year include timing of vendor and tax payments as well as changes in the Company’s workers’ compensation program as noted below.

Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program for its workers’ compensation claims liability. The estimated premium was based upon expected payroll levels, prepaid at the beginning of the policy and amortized based upon actual payroll levels. As a result, the Company had unamortized prepaid insurance premiums at the inception of the prior fiscal year. The Company amortized the entire prepaid balance in the prior year and had also accrued additional premiums due based upon actual payroll levels exceeding the original estimate.

Effective April 1, 2001 through March 31, 2002, the Company entered into a contract with Liberty Mutual Insurance Company (“Liberty”) for its workers’ compensation insurance and claims administration for claims incurred during the corresponding period. The Company’s deductible under the insurance contract is $0.25 million per individual claim incurred and Liberty is responsible for costs in excess of the deductible amount. The Company is self-insured for and has accrued its remaining estimated deductible liability and, as such, no prepaid premiums existed at March 31, 2001. Under the terms of this agreement, the Company is required to maintain a $17.3 million letter of credit to secure repayment to Liberty of the deductible portion of all open claims.

RemedyTemp, Inc.

Effective April 1, 2002, the Company entered into a similar insurance arrangement with ACE USA (“ACE”) for its workers’ compensation claims incurred from April 1, 2002 through March 31, 2003. The Company’s deductible under this insurance contract is $0.5 million per individual claim and ACE is responsible for costs in excess of the deductible amount. Under the terms of the agreement, the Company is required to maintain a $13.8 million letter of credit to secure repayment to ACE of the deductible portion of all open claims.

Cash used for purchases of fixed assets, including information systems, was $2.6 million for the nine fiscal months ended June 30, 2002 and $2.5 million for the nine fiscal months ended July 1, 2001. The Company continues to invest in computer-based technologies and direct office openings and anticipates $5.0 million in related capital expenditures during the next twelve months.

From time to time, the Company may selectively purchase traditional and licensed franchised operations for various reasons, including, but not limited to facilitating its expansion plans of increased market presence in identified geographic regions. During the first quarter of fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois). Additionally, during the second quarter of fiscal 2002, the Company made an earnout payment relating to a previous licensed franchise acquisition in accordance with the provisions of the related purchase agreement. The Company is contemplating the continued selective repurchase of licensed and franchised offices in certain territories with the intent of expanding the Company’s market presence in such regions.

In January 2002, the Company launched RemX® Financial Staffing, a new business division focused on providing financial personnel on a temporary, temp-to-hire or direct hire basis in major markets nationwide. The Company opened seven RemX® Financial Staffing offices during the second and third quarters of fiscal 2002 and anticipates opening twenty additional offices during the next twenty-four months, while continuing to evaluate possible strategic acquisitions. Such office openings and potential acquisitions may have an impact on future liquidity.

The Company has a revolving line of credit agreement with Bank of America providing for aggregate borrowings and letters of credit of $40.0 million that expired on July 31, 2002. The Company had no borrowings outstanding under this agreement as of June 30, 2002. The Company had $31.1 million in outstanding letters of credit in accordance with the two workers’ compensation insurance agreements discussed above. This line of credit agreement required the Company to maintain certain financial ratios and comply with certain restrictive covenants. At June 30, 2002, the Company was in compliance with all restrictive covenants and required ratios, with the exception of its total liabilities to EBITDA ratio. The Company obtained a waiver from the bank for this ratio through the expiration of the agreement.

Concurrent with the expiration of the credit facility discussed above, the Company negotiated a new line of credit agreement with Bank of America and Union Bank of California jointly that provides for aggregate borrowings of $40.0 million and letters of credit of $35.0 million. The Company currently has no borrowings outstanding and has transferred the letters of credit discussed above to this new credit facility. This new line of credit agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company is currently in compliance with all restrictive covenants and required ratios.

The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

Critical Accounting Policies

Remedy’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The significant accounting policies applied in preparing the Company’s consolidated financial statements are described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. Policies that are considered critical are described below.

RemedyTemp, Inc.

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

The Company utilizes two types of franchise agreements referred to as “traditional” and “licensed.” Under the Company’s traditional franchised agreement, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and cost of sales generated by the traditional franchise operations are not included in the Company’s consolidated financial statements. The Company earns and records continuing franchise fees, based upon the contractual percentage of franchise gross sales, in the period in which the traditional franchisee provides the services. Such fees are recorded by the Company as “Franchise royalties.”

Under the Company’s licensed franchise agreement, revenues generated by the franchised operation and the related costs of services are included in the Company’s consolidated financial statements and are reported as “Licensed franchise sales” and “Cost of licensed sales,” respectively. The Company has the direct contractual relationship with the customer, holds title to the related customer receivables and is the legal employer of the temporary employees. Thus, certain risks associated with the licensed franchise operations remain with the Company. The net distribution paid to the licensed franchisee for the services rendered is based on a percentage of the gross profit generated by the licensed operation and is reflected as “Licensees’ share of gross profit” in the consolidated statements of income. The Company’s share of the licensees’ gross profit represents the continuing franchise fee as outlined in the licensed franchise agreement and is recorded when earned in connection with the related licensed franchise sales.

Workers’ compensation costs

The Company retains the risk for the deductible portion of its workers’ compensation insurance programs. The Company utilizes actuarial methods to estimate the remaining undiscounted liability for its workers’ compensation claims, including those incurred but not reported. These estimates are based on historical company and industry experience as well as current legal, economic and regulatory factors. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process. Changes in the estimates of this liability are charged or credited to earnings in the period determined. Remedy funds portions of its retained risks through deposits with its insurance carriers.

Seasonality

The Company’s quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients’ businesses. The first fiscal quarter has historically been relatively strong as a result of manufacturing and retail emphasis on holiday sales. Historically, the second fiscal quarter shows a decline in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity.

RemedyTemp, Inc.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company, Karin Somogyi, Paul W. Mikos and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of the Company’s traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, and accounting, unfair and deceptive practices, and restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

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

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers in pending workers’ compensation claims filed by Remedy’s employees following the liquidation of Remedy’s former carrier, Reliance National Indemnity Insurance Company (“Reliance”). At the time of these injuries, from July 1997 through April 2001, Remedy was covered by a workers’ compensation policy issued by Reliance. Under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002 respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA has tried to join Remedy’s customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s customers in those claims. The WCAB has selected a single test case from the consolidated pending cases through which it will decide the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims). The trial is scheduled for September 20, 2002. Remedy believes its case is meritorious and will protect its interests to the fullest extent permitted by law. At this time management is unable to give an estimate as the amount or range of potential loss which would result to the Company if the outcome in this matter were unfavorable.

From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Management does not believe the Company is party to any legal proceedings that are likely to have a material adverse effect on the Company.

RemedyTemp, Inc.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)
3.2	Amended and Restated Bylaws of the Company (f)
4.1	Specimen Stock Certificate (a)
4.2	Shareholder Rights Agreement (a)
10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)
10.2	Paul W. Mikos Employment Agreement, as amended (j)
10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)
10.6	Alan M. Purdy Change in Control Severance Agreement (i)
10.7	Deferred Compensation Agreement for Alan M. Purdy (a)
10.9	Form of Indemnification Agreement (a)
10.11	Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)
10.12	Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)
10.13	Form of Franchising Agreement for Licensed Offices (l)
10.14	Form of Franchising Agreement for Franchised Offices (a)
10.15	Form of Licensing Agreement for IntelliSearch® (a)
10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)
10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)
10.23	Amended and Restated Employment Agreement for Greg Palmer (n)
10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)
10.25	Form of Licensing Agreement for i/search2000TM (f)
10.26	Credit Agreement among Bank of America N.A., Union Bank of California N.A. and RemedyTemp, Inc.
10.27	Paul W. Mikos Severance Agreement and General Release (k)
10.28	Gunnar B. Gooding Employment and Severance Letter (m)
10.29	Cosmas N. Lykos Employment and Severance Letter (m)
10.30	Alan M. Purdy Retirement Agreement and General Release
99.1	Chief Executive Officer and Chief Financial Officer Certification of Form 10-Q

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(j)
Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(b)    Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

RemedyTemp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

August 14, 2002	/s/ GREG PALMER
Greg Palmer, President and Chief Executive Officer

August 14, 2002	/s/ ALAN PURDY
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

RemedyTemp, Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (f)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

10.2	Paul W. Mikos Employment Agreement, as amended (j)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	Alan M. Purdy Change in Control Severance Agreement (i)

10.7	Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	Amended and restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	Amended and restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (l)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	Amended and Restated Employment Agreement for Greg Palmer (n)

10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

10.25	Form of Licensing Agreement for i/search2000TM (f)

10.26	Credit Agreement among Bank of America N.A., Union Bank of California N.A. and RemedyTemp, Inc.

10.27	Paul W. Mikos Severance Agreement and General Release (k)

10.28	Gunnar B. Gooding Employment and Severance Letter (m)

10.29	Cosmas N. Lykos Employment and Severance Letter (m)

10.30	Alan M. Purdy Retirement Agreement and General Release

99.1	Chief Executive Officer and Chief Financial Officer Certification of Form 10-Q

RemedyTemp, Inc.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(j)
Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.