Form 10-K
period 2002-09-29
REMEDYTEMP INC
filed 2002-12-30
CIK 1013467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended September 29, 2002
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 0-5260

REMEDYTEMP, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2890471 (I.R.S. Employer Identification Number)

101 Enterprise
Aliso Viejo, California 92656
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (949) 425-7600

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock $.01 par value	Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K.  ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 27, 2002 on the Nasdaq National Market was $82,998,895. The aggregate market value of the Class B Common Stock (which converts to Class A upon certain transactions) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on December 27, 2002 on the Nasdaq National Market was $3,213,499.

The number of shares of Class A Common Stock outstanding as of December 27, 2002 was 8,256,195 and the number of shares of Class B Common Stock outstanding as of December 27, 2002 was 1,213,950.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year end September 29, 2002. Portions of the Company’s Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company’s Proxy Statement shall not be deemed to be part of this report.

RemedyTemp, Inc.
2002 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

In addition to historical information, the description of business below, management’s discussion and analysis in Part II and other statements contained elsewhere in this Annual Report on Form 10-K, include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly-owned subsidiaries, (collectively, the “Company”). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by use of words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “will” or “future”). Accordingly, the Company’s actual results and financial position may differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation, the success of RemX® Financial Staffing and the Company’s telemarketing program, the performance of i/search2000®, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various cost relating to temporary workers and personnel such as state unemployment insurance and workers’ compensation costs, the Company’s ability to open new points of distribution and expand in core geographic markets, the Company’s ability to attract and retain clients and franchisees/licensees, the outcome of litigation matters and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

General

RemedyTemp, Inc., founded in 1965 and incorporated in California in 1974, is a national provider of clerical, light industrial, information technology and financial temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 38 states and Puerto Rico through a network of 266 offices, of which 126 are Company-owned and 140 are independently-managed franchises. During the twelve months ended September 29, 2002, the Company placed approximately 142,000 temporary workers, known as “associates,” and provided approximately 38 million hours of staffing services to over 11,000 clients. From the beginning of fiscal 1997 through the end of fiscal 2002, the Company added 105 offices.

The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation’s temporary workforce. Beginning in November 1998, the Company began servicing the information technology sector and in fiscal 2002 began servicing the financial and accounting sector. The clerical, light industrial, information technology and financial sectors comprise approximately 85.4% of the nation’s temporary staffing industry revenues, according to the Staffing Industry Analysts, Inc. (“SIA”), an independent staffing industry publication. Additionally, the Company intends to continue focusing its efforts in these areas. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company’s expertise in providing associates who possess the skills and attitudinal characteristics necessary to “fit” into its clients’ organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

The Company has invested significant human and financial resources in the development of these proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company’s primary proprietary technologies are maintained and offered in the following four interactive systems: Market Analysis Profiling Sourcing (“MAPS®”), a demographic system that assists branch personnel in finding associates to meet certain criteria; Human Performance Technology (“HPT®”), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company’s associates; i/search 2000®, an integrated front office and back office database system that is used to pay temporary associates and bill clients as well as to classify, search and match the Company’s associates to job openings using parameters based upon client needs; and Employee Data Gathering and Evaluation (“EDGE®”), a proprietary computer system used by the Company at certain client locations to coordinate scheduling, track job performance and generate customized utilization reports for the client’s entire temporary workforce. The EDGE® system is installed at the beginning of a temporary assignment and is removed upon completion of that assignment. The EDGE® system, including the related hardware, is the property of the Company and is not sold or leased to its clients. Early in fiscal 2001, the Company completed its implementation of i/search 2000®, which replaced the Company’s previous proprietary front office information system. The Company believes that the integrated i/search

2000® will enable its Company-owned and independently-managed offices to streamline operational efficiencies and enhance client service levels.

Additionally, the Company provides master vendor and on-site management programs to its clients in an effort to streamline the management of the temporary workforce and reduce the overall costs. As a master vendor, Remedy provides clients with centralized order processing, sub-contractor management and regular business reviews to track performance. The on-site management program provides a dedicated representative “on-site” at the client location to manage the entire temporary workforce including developing, coordinating and managing associate orientation, training, order fulfillment, payroll tracking and other personnel issues.

Management believes that the Company’s proprietary technologies and workforce management programs give the Company advantages over competing temporary staffing companies that do not provide similar value-added services.

The Staffing Industry

Temporary help revenues for the United States staffing industry were estimated to be $80.2 billion in 2001 as compared to $84.8 billion in 2000. This trend results from the impact of the overall slowdown in the U.S. economy and a tightening labor market. Prior to 2001, annual growth rates in temporary help revenues from 1997 to 2000 averaged approximately 11.1%. Industry analysts project that the staffing market will resume growth as the U.S. economy improves. Historically, the temporary staffing industry has experienced its greatest growth during economic recoveries. According to recent reports by the American Staffing Association (“ASA”), an independent trade organization for the staffing industry, temporary help revenues for the first two calendar quarters of 2002 experienced further contraction but grew in the third calendar quarter of 2002 both sequentially and year over year.

The staffing services industry was once used predominately as a short-term solution for greater workforce needs during peak production periods and to replace workers who were abruptly terminated or who were absent due to illness or vacation. Since the late 1980s, the use of temporary services has evolved into a permanent and significant component of the staffing plans of many employers. Corporate restructuring, government regulations, advances in technology and the desire by many business entities to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. Flexible staffing alternatives allow businesses to respond quickly and aggressively to changing market conditions which many economists and analysts believe is critical to future economic growth.

Additionally, many economists believe temporary staffing also encourages greater work force participation, which is critical as the U.S. faces a labor shortage. Temporary staffing provides employment flexibility and options to people who might otherwise choose not to work. Flexible work arrangements offer choices that fit the diverse needs and preferences of potential employees thereby contributing to increased participation and enhanced productivity. These, along with various other economic and social factors, have increased the help supply services employment rate from 1.2% of the non-farm U.S. workforce in 1990 to 2.3% in 2001, according to U.S. Department of Labor statistics. The ASA estimates that the average daily employment in temporary help services approximated 2.2 million nationwide in 2001.

The clerical, light industrial, information technology and financial sectors represent the largest four sectors of the temporary staffing industry. A staffing industry report by SIA, based on 2001 revenues, reported that the office and clerical sector accounted for $20.3 billion or approximately 25.3% of the temporary staffing industry revenues, the light industrial sector accounted for $15.7 billion or approximately 19.6% of industry revenues, the technical/information technology sectors accounted for $24.4 billion or approximately 30.4% of industry revenues, and the financial sector accounted for $8.2 billion or approximately 10.2% of industry revenues. Historically, the overall growth in temporary staffing revenues has resulted primarily from growth in these four sectors. While all sectors in the temporary staffing industry experienced contraction in 2001, industry reports currently project modest growth in 2002 and 2003.

Operations

The Company provides temporary personnel in the following four industry sectors: clerical, light industrial, information technology and financial.

Clerical Services.    As the use of temporary staffing has become more prevalent, the range of clerical positions provided by the Company has expanded beyond traditional secretarial staff to include a broad range of general business environment personnel. Clerical services include executive assistants, word processors, customer service representatives, data entry operators, hosts, telemarketers, other general office staff, and call center agents, including customer service, help desk/product support, order takers, market surveyors, collection agents and telesales.

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

In August 1998, the Company created the Remedy Logistics Group® to provide solutions for clients’ logistics staffing needs, including distribution and fulfillment. Logistics is the management of inventory, and includes warehousing, transportation, distribution and supply of goods. Remedy Logistics Group® supplies temporary associates in the following categories: inventory takers, forklift operators, shipping clerks, material processors, warehouse workers, boxers, mail clerks, expeditors and inventory control clerks.

Information Technology Services.    In November 1998, RemX Technology Group®, began providing information technology temporary staffing and consulting services. RemX Technology Group® supplies contract staffing and consulting professionals in key technology categories including hardware and software engineering, database design development, application development, Internet/Intranet site development, networking, software quality assurance and technical support. RemX Technology Group® is exclusively a Company-owned operation.

Financial Services.    The Company’s newest division, REMX® Financial Staffing, was launched during fiscal 2002 with nine office openings. REMX® Financial Staffing is a highly specialized division focusing on placing financial and accounting personnel in key positions within the financial sector. REMX® Financial Staffing provides its clients with controllers, financial analysts, certified public accountants, auditors, senior/staff accountants and a variety of other positions on a temporary, temp-to-hire or direct hire basis. RemX® Financial Staffing is exclusively a Company-owned operation.

Office Organization.

The Company provides its services through a network of 266 office locations, 126 of which are owned and operated by the Company and 140 of which are operated as independently-managed franchised offices. The table below sets forth the geographic distribution of the Company-owned and independently-managed offices as of September 29, 2002.

	Company-Owned Offices	Franchised Offices	Total Offices
California	79	3	82
Western Region(1)	8	20	28
Midwestern Region(2)	11	35	46
Southeastern Region(3)	19	67	86
Northeastern Region(4)	9	13	22
Puerto Rico	0	2	2

Total	126	140	266

(1)	Includes Arizona, Colorado, Hawaii, Idaho, Nevada, Oregon, Utah and Washington.
(2)	Includes Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.
(3)	Includes Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.
(4)	Includes Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York and Pennsylvania.

Company-Owned Offices.

The Company-owned offices provide clerical, light industrial, information technology and financial services and are concentrated in California, with locations in 21 other states. These offices are organized into five divisions, each managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Company-owned offices are organized into different matrices based upon geographic location and/or service offerings. Each matrix has an office manager who is accountable for the day-to-day operations and profitability of the offices within that matrix.

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

Company-owned offices had average sales per office of approximately $2.1 million for fiscal 2002. The density of Company-owned offices in certain areas enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical, light industrial, information technology and financial offices, allowing each to specialize and further penetrate its market.

Independently-Managed Franchised Offices.

Independently-managed franchised offices provide clerical and light industrial services and, in general, have been an important element of the Company’s growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with highly qualified franchisees without significant capital expenditures. The majority of the Company’s offices outside California are independently-managed franchises. Franchise agreements have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements originated. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards. The Company’s franchise agreements are structured in either a “traditional” franchise format or a “licensed” franchise format.

Traditional Franchises.    The Company employed a traditional franchise model primarily from 1987 until 1990 (referred to as both “traditional franchise” and “traditional franchisee”). As of September 29, 2002, 14 of the Company’s 140 independently-managed offices were traditional franchises. These franchisees pay all lease and working capital costs, fund payroll and collect clients’ accounts. Generally, traditional franchisees pay the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7% of gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins. Traditional franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use certain designated service marks and trademarks, its business model, proprietary computer programs, as well as operational support. Material rights and terms of the form of the franchise agreement for traditional franchise offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore, pursuant to the terms of the form of franchise agreement for traditional franchise offices, franchisees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. The Company no longer offers this form of franchise agreement.

Licensed Franchises.    Since 1990, the Company has recruited new franchisees under the licensed franchise format (referred to as “licensed franchise,” “licensed franchisee” and/or “licensee”). The Company moved from the traditional franchise to the licensed franchise format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. As of September 29, 2002, 126 of the Company’s 140 independently-managed office locations were licensed franchise offices. The licensed franchise format differs from the traditional franchise format in that the Company employs all temporary personnel affiliated with the office. The Company funds payroll, collects clients’ accounts and remits to the licensee 60%-70% of the office’s gross profit, based upon the level of hours billed during the licensee’s contract year. However, the Company’s share of the licensee’s gross profit, representing its continuing franchise fees, is generally not less than 7.5% of the licensee’s gross billings, with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins. Material rights and terms of the form of the franchise agreement for licensed offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore,pursuant to the terms of the form of franchise agreement for licensed offices, licensees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. Currently, the Company only offers this form of franchise agreement.

Generally, licensed franchisees pay the Company an initial franchise fee of $18,000 and continuing franchise fees consist of the Company’s share of the licensee’s gross profit as discussed above. Licensed franchise agreements entered into subsequent to January 2002 provide for deferred payment of a portion of the initial franchise fee. Currently, the initial investment for a licensed franchise business is estimated to be $91,820-$192,030 as disclosed in the Company’s Uniform Franchise Offering Circular (“UFOC”) dated and issued as of December 31, 2002 in accordance with Federal Trade Commission regulations. As outlined in the UFOC, this estimated initial investment includes the initial franchise fee payable to the Company, as well as estimated expenditures to various vendors for pre-operating costs and operating costs for the initial six months of operation. Continuing franchise fees are excluded from the total estimated initial investment. Refer to the franchise agreement for licensed offices, filed as an exhibit to this Annual Report on Form 10-K, for additional rights and terms of the franchise agreement currently offered by the Company.

Clients

The Company serves the needs of both medium-size and Fortune 500 businesses in a variety of industries. During the twelve months ended September 29, 2002, the Company serviced over 11,000 clients nationwide. The Company’s 10 highest volume clients in fiscal 2002 accounted for approximately 18.6% of the Company’s system-wide gross billings. No single client accounted for more than 3.9% of the Company’s system-wide gross billings for fiscal 2002.

Competition

The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco S.A., Kelly Services, Inc., Manpower Inc., Spherion Corporation, Labor Ready and Personnel Group of America. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company’s offices in their limited areas. In the information technology and financial sectors, the Company believes that its competitors include Modis Professional Services, Robert Half International, Inc., Adecco S.A., Alternative Resources Corporation (ARC), On Assignment, Inc., KForce, Comsys and CDI Corporation.

The Company’s management believes that the most important competitive factors in obtaining and retaining its targeted clients are understanding the customer’s specific job requirements, the ability to provide qualified temporary personnel in a timely manner and the quality and price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and responsiveness to work schedules.

The Company expects ongoing vigorous competition and pricing pressure from national, regional and local providers, and there is no assurance that the Company will be able to maintain or increase its market share or profitability.

Workers’ Compensation

Remedy provides workers’ compensation insurance to its temporary associates and to its colleagues. Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states (referred to as non-monopolistic states), the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration. Each contract covers all workers’ compensation claim costs greater than a specified deductible, on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250,000 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500,000 for all subsequent claims). However, should any single occurrence exceed the applicable deductible amount per occurrence, all incremental losses and expenses would be paid by the applicable insurance carrier.

Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of September 29, 2002 is approximately $14.6 million. The Company is contractually required to maintain irrevocable letters of credit aggregating $31.1 million to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts. Additionally, the Company has an aggregate $5.5 million liability recorded at September 27, 2002 for additional premiums due under previous guaranteed cost policies and premiums due under current policies in monopolistic states.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program (see further discussion under Item 3. Legal Proceedings).

Employees

As of September 29, 2002, the Company employed a staff of approximately 500 individuals (excluding temporary associates). During fiscal 2002, approximately 142,000 temporary associates were placed by the Company through Company-owned and independently-managed franchised offices. Approximately 70,000 of the temporary associates were employed by Company-owned offices and approximately 62,000 were employed, by the Company, through licensed franchise offices. Approximately 10,000 of the temporary associates were placed by traditional franchise offices, and are not employed by the Company but are legal employees of the traditional franchisees. At any given time during 2002, only a portion of these employees were placed on temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.

Governmental Regulation

The Company’s marketing and sale of franchises is regulated by the Federal Trade Commission and by authorities in 19 states. In those states, the Company is required to file a registration application, provide notice or qualify for an exemption. The Company has filed, or is in the process of filing, the appropriate registration application or provided notice in 16 of these states and has obtained an exemption from such registration requirements in the remaining 3 states. The Company files and distributes, to prospective franchisees, Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company’s ongoing relationships with its franchisees are regulated by applicable federal and state franchise laws.

Proprietary Rights and Systems

The Company has developed, either internally or through hired consultants, its MAPS®, HPT®, EDGE® and i/search 2000® computer systems. These and other proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.

The Company has registered the following trademarks and service marks with the U.S. Patent & Trademark Office for use in its operation: REMEDY®, REMEDY TEMPORARY SERVICES®, REMEDYTEMP®, REMEDY TECHNICAL®, CALLER ACCESS®, INTELLISEARCH®, INTELLIGENT STAFFING®, HIRE INTELLIGENCE®, EDGE®, VSM®, HPT®, THE INTELLIGENT TEMPORARY®, MAPS®, REMEDY LOGISTICS GROUP®, REMX TECHNOLOGY GROUP®, REMX® Financial Staffing, AXCESS INTERACTIVE CUSTOMER CARE® and I/SEARCH 2000®. In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register the service mark RECRUITRACSM. In general, these marks are used by the Company and its licensees and franchisees, except that REMX TECHNOLOGY GROUP® and REMX® Financial Staffing are used exclusively by the Company.

Risk Factors

In evaluating Remedy’s business, you should carefully consider the following risk factors in addition to information contained elsewhere in this Annual Report on Form 10-K:

Any significant economic downturn could result in our clients using fewer temporary employees, which could materially adversely affect the Company.

Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, businesses may reduce their use of temporary employees before undertaking layoffs of their full-time employees, resulting in decreased demand for Remedy’s temporary personnel. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company’s business. The overall slowdown in the U.S. economy in 2001 and 2002 had a significant adverse impact on the Company’s revenues. Additionally, because the Company currently derives a significant portion of its system-wide billings from the California market (approximately 43.3% in fiscal 2002), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

Remedy operates in highly competitive markets with low barriers to entry, potentially limiting its ability to maintain or increase its market share or margins.

The temporary services industry is highly competitive with limited barriers to entry and in recent years has been undergoing significant consolidation. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Many competitors are smaller than the Company but have an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors are more well-known and have greater marketing and financial resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. The Company expects the level of competition to remain high in the future, and competitive pricing pressures may have an adverse effect on the Company’s operating margins.

Remedy’s success depends upon its ability to attract and retain qualified temporary personnel.

Remedy depends upon its ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its clients. Remedy must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for individuals with proven skills is intense, and demand for these individuals is expected to remain very strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to Remedy in sufficient numbers and on terms of employment acceptable to the Company. Remedy’s success will depend on its ability to recruit qualified temporary personnel and retain them.

Remedy’s business may suffer if it loses its key personnel.

Remedy’s operations are dependent on the continued efforts of its executive officers and senior management. Additionally, Remedy is dependent on the performance and productivity of its local managers and field personnel. Remedy’s ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key executive officers and senior management who have acquired experience in operating a staffing service company may cause a significant disruption to Remedy’s business. Moreover, the loss of Remedy’s key local managers and field personnel may jeopardize existing customer relationships with businesses that continue to use Remedy’s staffing services based upon past direct relationships with these local managers and field personnel. Either of these types of losses could adversely affect Remedy’s operations, including Remedy’s ability to establish and maintain customer relationships.

Remedy may be exposed to employment-related claims and costs that could materially adversely affect its business.

Remedy is in the business of employing people and placing them in the workplace of other businesses. Attendant risks of these activities include possible claims by customers of employee misconduct or negligence, claims by employees of discrimination or harassment (including claims relating to actions of Remedy’s customers), claims related to the inadvertent employment of illegal aliens or unlicensed personnel, payment of workers’ compensation claims and other similar claims. Remedy has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. However, there can be no assurances that Remedy will not experience these problems in the future or that Remedy may not incur fines or other losses or negative publicity with respect to these problems that could have a material adverse effect on Remedy’s business.

The cost of unemployment insurance premiums and workers’ compensation costs for Remedy’s temporary employees may rise and reduce Remedy’s margins.

Businesses use temporary staffing in part to shift certain employment costs and risks to personnel services companies. For example, Remedy is responsible for and pays unemployment insurance premiums and workers’ compensation for its temporary employees. These costs have generally risen as a result of increased claims, general economic conditions and governmental regulation. There can be no assurance that Remedy will be able to increase the fees charged to its clients in the future to keep pace with increased costs. Price competition in the personnel services industry is intense. There can be no assurance that Remedy will maintain its margins, and if it does not; its results of operations, financial condition and liquidity could be adversely affected.

Remedy retains a portion of the risk under its workers’ compensation program (see “Business – Workers’ Compensation”). The estimated remaining deductible liability for all existing and incurred but not reported claims is accrued based upon actuarial methods using current claims information, as well as prior experience, and may be subsequently revised based on new developments related to such claims. Changes in the estimates underlying the claims reserve are charged or credited to earnings in the period determined, and therefore large fluctuations in any given quarter could materially adversely affect earnings in that period.

The Company is contractually required to maintain irrevocable letters of credit aggregating $31.1 million to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts. Remedy expects the amount of collateral required will continue to increase. In the event that Remedy loses its current credit facilities, or cash flow and borrowing capacity under the existing credit facilities are insufficient to meet this increasing obligation, the Company will be required to seek additional sources of capital to satisfy its liquidity needs which could have a material adverse effect on the Company’s business.

Remedy derives a significant portion of its system-wide billings and revenues from franchised operations.

The Company derives a substantial amount of its system-wide billings and revenues (approximately 45.4% and 42.5%, respectively, in fiscal 2002) from traditional and licensed franchise operations. The ownership of the Company’s traditional and licensed franchise offices is concentrated, with the ten largest franchisees together accounting for approximately 18.9% of the Company’s system-wide billings in fiscal 2002. There can be no assurance that the Company will be able to attract new franchisees or that the Company will be able to retain its existing franchisees. The loss of one or more of these relationships, or other franchisees who may in the future account for a significant portion of the Company’s revenues, could have a material adverse effect on the Company’s results of operations.

The Company is continually subject to the risk of new regulations, which could harm its business.

During 2001 and 2002, a number of bills were introduced in Congress and various state legislatures which, if enacted, would impose conditions that could have a negative financial impact on the Company and harm its business operations. Remedy takes an active role (through its affiliations with, and participation in, various staffing industry organizations) in opposing proposed legislation adverse to its business and in informing policy makers as to the social and economic benefits of its business. However, there can be no assurance or guarantees that any of these bills (or future bills) will not be enacted, in which case, demand for the Company’s services may suffer.

Item 2.    Properties

The Company does not own any real property. The Company leases its corporate headquarters in Aliso Viejo, California, from OTR, an Ohio General Partnership. The lease agreement provides for leased premises, totaling approximately 52,500 square feet in size, at a fixed rate of $1.93 per square foot per month, for a fixed term of five and one-half years from the date of occupancy. The base rent includes amounts for operating costs, which include, but are not limited to, property taxes, utilities, supplies, repairs and maintenance, janitorial staff, security staff and insurance premiums on the building. In addition to base rent, after the first year of occupancy, the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease after the initial term for an additional term of five years. The Company moved into its current corporate headquarters in September 1998, and the initial term of its lease expires in April 2003.

As of September 29, 2002, the Company leased the space occupied by all of its Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

Item 3.    Legal Proceedings

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., its wholly-owned subsidiaries (Remedy Intelligent Staffing, Inc. and Remedy Temporary Services, Inc.), Karin Somogyi, Paul W. Mikos and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy's traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive practices, and restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

On December 10, 2001, RemedyTemp, Inc. and Remedy Intelligent Staffing, Inc. filed a demand for arbitration before the Los Angeles branch of the American Arbitration Association (“AAA”) and a complaint in United States District Court, Central District of California, for, among other things, breach of contract, trademark infringement, misappropriation of trade secrets and unfair competition against Stephen M. Smith, Jody A. Smith and Smith Temporaries, Inc. doing business as CornerStone Staffing and Remedy Intelligent Staffing. The defendants filed a counterclaim in arbitration alleging, among other things, breach of contract, defamation and trade secret misappropriation. The defendants were licensed franchisees of Remedy until their franchise agreement expired on December 30, 2001. The parties have settled both the action pending before the AAA and the action pending before the United States District Court. During fiscal 2002, the Company recorded a $0.5 million benefit as a result of this settlement and incurred unreimbursed legal fees of $0.4 million.

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers in pending workers’ compensation claims filed by Remedy’s employees following the liquidation of Remedy’s former carrier, Reliance. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s customers in those claims. The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims). The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s clients and their insurance carriers. Remedy has filed a motion for reconsideration of the decision of the WCAB Administrative Law Judge to the entire WCAB and has asked that the WCAB continue the stay of the matter until the appeal process has been exhausted. Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and that the Company will suffer no loss.

In the event of an unfavorable outcome, Remedy expects that it would reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering such clients’ insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. Accordingly, the Company believes that at this time, a range of loss cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statement of income. To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17-$19 million, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary. There are inherent limitations in the actuarial process given the significant judgement required in estimating the ultimate developed cost of the claims. As such, this amount could have differed if different assumptions had been utilized. Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information. Further, as stated above, the Company strongly cautions that: (i) it believes the Company's exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client's insurance costs and (ii) it expects to prevail upon appeal to the WCAB and that it will suffer no loss.

From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Based on current available information, management does not believe the Company is party to any legal proceedings that are likely to have a material adverse effect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the Company’s fourth quarter of the fiscal year ended September 29, 2002.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages as of September 29, 2002 are set forth below.

Name	Age	Position(s) Held
Greg Palmer	46	President and Chief Executive Officer
Robert E. McDonough, Sr.	80	Founder and Vice Chairman of the Board of Directors
Alan M. Purdy	62	Senior Vice President, Chief Financial Officer and Assistant Secretary
Gunnar B. Gooding	39	Vice President, Human Resources and Legal Affairs
Cosmas N. Lykos	34	Vice President of Business Affairs, General Counsel and Secretary
Shawn Mohr	31	Vice President, Sales and Marketing

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

Robert E. McDonough, Sr. has served as Vice Chairman of the Board of Directors of the Company (the “Board”) since January 2001. He served as Chairman of the Board from August 1978 to January 2001. Mr. McDonough founded the Company in 1965 and has been involved in the management and long-term operation and strategic planning of the Company since that time. For 29 years, until May 1994, he served as the Company’s Chief Executive Officer.

Alan M. Purdy has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company since November 1996. From February 1994 to November 1996, he served as Vice President and Chief Financial Officer of the Company. From January 1993 until December 1993, he was Senior Vice President and Chief Financial Officer of Builder’s Emporium, a division of Collins and Aikman Group, Inc. From March 1988 until August 1992, he was Senior Vice President and Chief Financial Officer of HUB Distributing, Inc. (d.b.a. Millers Outpost), a subsidiary of American Retail Group. Mr. Purdy has announced that he will retire effective January 1, 2003. The Company has hired Monty Houdeshell, former Chief Financial Officer of Furon Corporation, to serve as Senior Vice President, Chief Financial Officer of the Company upon Mr. Purdy’s retirement.

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

Shawn Mohr has served as Vice President, Sales and Marketing of the Company since May 2001. Prior to joining the Company, Mr. Mohr served as Senior Vice President of Marketing for Opus360 Corporation/Freeagent.com from March 2000 to December 2000. From November 1997 to March 2000, Mr. Mohr served as Division Senior Vice-President of KFORCE Professional Staffing and from April 1997 to September 1997, Mr. Mohr was Manager of Operations and Marketing for On Assignment, Inc., a financial and scientific staffing firm.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Since July 11, 1996, the Company’s Class A Common Stock has been traded on the Nasdaq National Market under the symbol “REMX.” Prior to July 11, 1996, the Company’s stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock for fiscal 2002 and fiscal 2001:

	For the Three Months Ended
	December 30,	March 31,	June 30,	September 29,
	2001	2002	2002	2002
High	$14.45	$16.25	$18.88	$19.50
Low	$9.05	$12.27	$15.40	$10.15

	December 31,	April 1,	July 1,	September 30,
	2000	2001	2001	2001
High	$12.00	$14.56	$14.26	$15.25
Low	$7.25	$7.81	$9.81	$11.00

As of December 27, 2002, there were an estimated 900 shareholders of record of the Company’s Class A Common Stock and 5 shareholders of record of the Company’s Class B Common Stock.

Subsequent to the Company’s initial public offering in fiscal 1996, the Company has not declared or paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

Item 6.    Selected Financial Data

The selected financial data with respect to the Company set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following selected financial information as of and for the fiscal years ended September 29, 2002, September 30, 2001, October 1, 2000, October 3, 1999 and September 27, 1998 has been derived from the audited financial statements of the Company.

	Fiscal Year Ended (1)
	2002	2001	2000	1999	1998
	(amounts in thousands, except per share data)
Statement of Income Data:
Total revenues	$464,538	$519,223	$557,860	$513,536	$451,344
Income before income taxes	2,514	12,356	22,515	24,749	23,177
Provision for income taxes	377	3,960	8,151	9,528	9,271

Net income	$2,137	$8,396	$14,364	$15,221	$13,906

Net income per share, basic	$0.24	$0.94	$1.62	$1.72	$1.55

Weighted-average number of shares, basic	8,973	8,917	8,878	8,864	8,966
Net income per share, diluted	$0.24	$0.94	$1.59	$1.71	$1.50

Weighted-average number of shares, diluted	9,076	8,940	9,020	8,923	9,297

Balance Sheet Data:
Cash and cash equivalents	$26,101	$37,362	$1,084	$7,887	$450
Investments	$23,021	$1,708	$1,960	$1,321	$509
Working capital	$80,517	$74,496	$62,983	$51,969	$42,398
Total assets	$146,673	$137,302	$119,534	$116,721	$89,785
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$103,023	$99,575	$90,471	$75,456	$62,437

(1)
The fiscal year end of the Company is a 52 or 53 week period ending the Sunday closest to September 30. Thus, “fiscal 2002,” “fiscal 2001,” “fiscal 2000,” “fiscal 1999” and “fiscal 1998” refer to the Company’s fiscal years ending September 29, 2002, September 30, 2001, October 1, 2000, October 3, 1999 and September 27, 1998, respectively. Fiscal year 1999 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company provides temporary staffing services to industrial, service and technology businesses, professional organizations and governmental agencies. During the twelve fiscal months ended September 29, 2002, the Company placed approximately 142,000 temporary workers and provided approximately 38 million hours of staffing services to over 11,000 clients. From the beginning of fiscal 1997 through the end of fiscal 2002, the Company added 105 offices for a total of 266 offices.

Operations

The Company’s revenues are derived from Company-owned offices (direct sales) and independently-managed franchise offices (licensed sales and franchise royalties). The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format. Under the Company’s traditional franchise agreements, the traditional franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7% of its gross billings (except for national accounts on which royalties are paid at a reduced rate). The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60% – 70% of the office’s gross profit. However, the Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings, with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

As of September 29, 2002, there were 14 independently-managed franchise offices operating as traditional franchises and 126 operating as licensed franchise offices. In general, franchise offices opened from 1987 to 1990 are operated as traditional franchises, and independently-managed offices opened since 1990 are operated as licensed franchise offices. The Company moved from the traditional to the licensed franchise format to exercise more control over the collection and tracking of the receivables generated by the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. Accordingly, the number of traditional franchise offices is not anticipated to increase, except in certain circumstances when a licensed franchise office may convert to the traditional franchise format. Additionally, existing traditional franchisees have the option under their contract to open new franchise offices within their territory. The number of licensed franchise offices is expected to increase because new independently-managed offices will be opened in licensed franchise format and offices currently operated as traditional franchises may, depending upon various factors, convert to the licensed franchise format. If the number of traditional franchise offices is reduced, royalty revenues will decrease.

The following table sets forth for the last five fiscal years, the number of Company-owned, traditional and licensed franchise offices and customer billings associated with each. Total system-wide billings consist of all services billed to clients by all Company-owned and franchised offices. For the Company-owned offices and licensed franchise offices, all billings are Company revenues; for traditional franchised offices, Company revenues are limited to the royalties earned on gross billings. Average billings per office are computed by dividing the relevant billings by the number of related offices. The Company’s long-term revenue growth depends in part upon its ability to continue to attract new clients, retain existing clients and open new offices, as well as its ability to enhance the sales of existing offices beyond historical levels.

	Fiscal Year Ended
	2002	2001	2000	1999	1998
	(dollars in thousands)
Company-Owned Offices
Number of offices	126	117	114	101	98
Average hours billed per office	168,258	204,782	225,682	241,108	241,216
Total billings	$267,207	$288,396	$306,955	$279,206	$274,577
Average billings per office	$2,121	$2,465	$2,693	$2,764	$2,802

Licensed Franchise Offices
Number of offices	126	156	141	130	117
Average hours billed per office	115,617	106,185	130,303	137,065	118,494
Total billings	$195,588	$228,236	$247,246	$231,481	$173,764
Average billings per office	$1,552	$1,463	$1,754	$1,781	$1,485

Traditional Franchise Offices
Number of offices	14	17	27	20	19
Average hours billed per office	137,904	180,973	154,869	158,713	184,679
Total billings	$26,776	$40,420	$55,906	$43,845	$45,371
Average billings per office	$1,913	$2,378	$2,071	$2,192	$2,388
Royalties	$1,732	$2,531	$3,552	$2,689	$2,812

Total Offices	266	290	282	251	234
Total System-wide Billings	$489,571	$557,052	$610,107	$554,532	$493,712
Average Hours Billed Per Office	141,726	150,348	171,212	180,656	175,265
Total Company Revenues	$464,538	$519,223	$557,860	$513,536	$451,344

Workers’ Compensation

Remedy provides workers’ compensation insurance to its temporary associates and to its colleagues. Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states (referred to as non-monopolistic states), the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration. Each contract covers all workers’ compensation claim costs greater than a specified deductible, on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250,000 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500,000 for all subsequent claims). However, should any single occurrence exceed the applicable deductible amount per occurrence, all incremental losses and expenses would be paid by the applicable insurance carrier.

Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of September 29, 2002 is approximately $14.6 million. The Company is contractually required to maintain irrevocable letters of credit aggregating $31.1 million to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts. Additionally, the Company has an aggregate $5.5 million liability recorded at September 29, 2002 for additional premiums due under previous guaranteed cost policies and premiums due under current policies in monopolistic states.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance. The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

Total revenues decreased 10.5% or $54.7 million to $464.5 million for fiscal 2002 from $519.2 million for fiscal 2001. Direct revenues decreased 7.3% to $267.2 million from $288.4 million, licensed franchise revenues decreased 14.3% to $195.6 million from $228.2 million and traditional franchise royalties decreased 31.6% to $1.7 million from $2.5 million for fiscal 2002 compared to fiscal 2001, respectively. The overall decrease in revenues as compared to the prior year is largely attributed to the continued downturn in the U.S. economy that began early in 2001, including a related reduction in permanent placement billings, whereby the Company receives a fee for placing an individual on a permanent basis. Although revenues for the year were lower overall, the Company’s fiscal 2002 fourth quarter revenues increased over the immediately preceding third quarter, as well as the fourth quarter of fiscal 2001. Additionally, fiscal 2002 revenues were adversely impacted by the closure of several licensed and traditional franchise locations, as noted below. The decrease in franchise royalties resulted from lower billings at existing traditional franchised operations, certain office closures resulting from reduced business, non-renewal of franchise agreements and conversion to the licensed franchise format.

The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 57.5% of total revenues for fiscal 2002 as compared to 55.5% for fiscal 2001. This shift resulted primarily from incremental revenues generated from new company-owned offices opened during the current year, the non-renewal of an expired licensed franchise agreement at the end of the first quarter of fiscal 2002, the closure of several licensed franchise locations resulting from reduced business and the acquisition of several licensed franchise operations late in fiscal 2001.

Revenues from the light industrial sector, the Company’s core focus, increased as a percentage of total revenues over the prior year as well. This is notable as the manufacturing sector (which encompasses the Company’s light industrial classification) was early into the economic downturn and has, historically, led the subsequent economic recovery, according to industry analysts. Overall, and in accordance with the Company’s marketing focus, revenues from middle market clients (defined as clients with $200,000 to $5.0 million in annual temporary billings) increased to 56% of total revenues for fiscal 2002 from 51.5% in the preceding year.

During the second quarter of fiscal 2002, the Company launched its financial staffing division RemX® Financial Staffing and has opened nine company-owned offices. RemX® Financial Staffing is exclusively a Company-owned operation. Additionally, the Company has opened four Company-owned replacement offices in the former licensed franchisee’s territory discussed above. The Company continues to strategically evaluate its existing and target markets and will continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate. The Company’s ability to increase revenues depends significantly on the Company’s ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers, and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to the temporary associates, decreased 7.2% or $29.1 million to $372.5 million for fiscal 2002 from $401.6 million for fiscal 2001. Total cost of direct and licensed sales as a percentage of revenues was 80.2% for fiscal 2002 compared to 77.4% for fiscal 2001. The overall reduction in margin is attributable to i) lower markup resulting from the continued pricing pressures experienced throughout the staffing industry as a result of current economic factors, ii) an increasing shift in the Company’s mix towards light industrial business, noted above, which is typically high volume/lower margin business, iii) reduced permanent placement business and royalty income, and iv) increased workers’ compensation costs. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company’s cost of direct and licensed franchise sales.

Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation, as previously discussed. Licensees’ share of gross profit decreased 25.1% or $9.6 million to $28.7 million for fiscal 2002 from $38.4 million for fiscal 2001 due to an overall net 23.6% decrease in licensed franchise gross profits, as well as reduced permanent placement business for which licensed franchisees typically earn a larger percentage of the related gross margin. Licensees’ share of gross profit as a percentage of licensed gross profit was 67.7% for fiscal 2002 as compared to 69.0% for fiscal 2001.

Selling and administrative expenses decreased 9.5% or $6.0 million to $57.0 million for fiscal 2002 from $63.0 million for fiscal 2001. In the prior year, the Company recorded two unusual charges totaling $4.2 million related to a large customer’s accounts receivable balance deemed uncollectible due to sudden financial deterioration ($1.9 million) and to the severance benefits for the Company’s former President and Chief Executive Officer ($2.3 million). Fiscal 2002 selling and administrative expenses also reflect reduced post-implementation support costs for the Company’s information systems ($0.7 million) and the outcome of a favorable legal matter ($0.5 million). Additionally, the Company continued its overall cost containment initiatives during fiscal 2002 resulting in operational and organizational efficiencies and related cost reductions. The realized cost savings from these efforts were offset by increased legal fees of $1.4 million (see Item 3. Legal Proceedings) and planned expenditures during fiscal 2002 associated with new office openings, the launch of the RemX® Financial Staffing division and implementation of a telemarketing program. Selling and administrative expenses as a percentage of total revenues was 12.3% for fiscal 2002 and 12.1% for fiscal 2001. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

Depreciation and amortization decreased 6.6% or $0.4 million to $5.3 for fiscal 2002 from $5.7 million for fiscal 2001.

Income from operations decreased 91.2% or $9.5 million to $0.9 million for fiscal 2002 from $10.5 million for fiscal 2001 due to the factors described above. Income from operations as a percentage of revenues was 0.2% for fiscal 2002 compared to 2.0% for fiscal 2001.

Net income decreased 74.5% or $6.3 million to $2.1 million for fiscal 2002 from $8.4 million for fiscal 2001 due to the factors described above, as well as reduced customer late fee income. The overall decrease in pretax income was offset by a reduction in the Company’s effective tax rate from 32.0% in fiscal 2001 to 15.0% in fiscal 2002, as a result of expected federal income tax credits as discussed below. As a percentage of total revenues, net income was 0.5% for fiscal 2002 compared to 1.6% for the fiscal 2001.

The Company’s overall annual effective tax rate reflects the expected benefit generated from federal Work Opportunity and Welfare to Work Tax Credits. The Internal Revenue Code provides these wage based tax credits to companies who employ personnel meeting certain defined eligibility criteria. The Company has proactively implemented programs to recruit and place eligible associates to maximize the tax credits available. When determining its annual effective tax rate, the Company considers the effect of expected Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

Fiscal 2001 Compared to Fiscal 2000

Total revenues decreased 6.9% or $38.6 million to $519.2 million for fiscal 2001 from $557.9 million for fiscal 2000. Direct revenues decreased 6.0% to $288.4 million from $307.0 million, licensed franchise revenues decreased 7.7% to $228.2 million from $247.2 million and traditional franchise royalties decreased 28.7% to $2.5 million from $3.6 million for fiscal 2001 compared to fiscal 2000, respectively. The overall decrease in direct revenues as compared to the prior year resulted from the net effect of increased fiscal 2001 first quarter revenues stemming from fulfillment, distribution and customer care support services offset, as expected, by a general slowdown in the economy during the remaining three quarters. The decrease in licensed revenues was also impacted by economic conditions. The decrease in franchise royalties resulted from the conversion of five traditional franchise offices to the licensed format as well as lower billings at existing offices. The mix between direct, licensed and franchise royalty revenues changed slightly with direct revenues accounting for 55.5% of total revenues for the fiscal year ended September 30, 2001 as compared to 55.0% for the fiscal year ended October 1, 2000.

Total cost of direct and licensed sales, which consists of wages and other expenses related to the temporary associates, decreased 6.2% or $26.4 million to $401.6 million for fiscal 2001 from $428.1 million for fiscal 2000. This decrease resulted from reduced revenues as described above. Total cost of direct and licensed sales as a percentage of revenues was 77.4% for the fiscal year ended September 30, 2001 compared to 76.7% for the fiscal year ended October 1, 2000. This increase resulted from a shift in business mix, lower markup resulting from pricing pressures, reduced permanent placement business and increased workers’ compensation costs offset by reduced state unemployment insurance rates.

Licensees’ share of gross profit decreased 7.4% or $3.1 million to $38.4 million for fiscal 2001 from $41.4 million for fiscal 2000 due to an overall net 9.2% decrease in licensed gross profits, as well as reduced permanent placement business at existing licensed offices. Licensees’ share of gross profit as a percentage of licensed gross profit was 69.0% for fiscal 2001 as compared to 67.7% for fiscal 2000. This increase resulted from certain licensees earning a larger percentage of gross profit in the current year.

Selling and administrative expenses increased 2.2% or $1.4 million to $63.0 million for fiscal 2001 from $61.6 million for fiscal 2000. This overall net increase resulted primarily from two significant and unusual charges in fiscal 2001, offset by savings resulting from a company-wide cost containment initiative that resulted in operational and organizational efficiencies. The Company recorded a $1.9 million charge to bad debt expense in the first quarter of fiscal 2001 to provide for a large client’s account receivable deemed uncollectible due to sudden financial deterioration. Additionally, in the third quarter of fiscal 2001, the Company recorded a $2.3 million charge to provide for severance benefits for the Company’s former President and Chief Executive Officer. Selling and administrative expenses as a percentage of total revenues was 12.1% for fiscal 2001 and 11.0% for fiscal 2000.

Depreciation and amortization increased 24.1% or $1.1 million to $5.7 for fiscal 2001 from $4.6 million for fiscal 2000. This increase resulted primarily from depreciation of the Company’s new back office information system which was placed in service in October.

Income from operations decreased 52.6% or $11.6 million to $10.5 million for fiscal 2001 from $22.1 million for fiscal 2000 due to the factors described above. Income from operations as a percentage of revenues was 2.0% for fiscal 2001 compared to 4.0% for fiscal 2000.

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

Liquidity and Capital Resources

The Company’s balance sheet and cash flow remain strong. The Company has $49.1 million in cash and investments as of September 29, 2002, an increase of $10.1 million from the corresponding prior year period, and it continues to be debt free. Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, as necessary. The Company’s principal uses of cash are working capital needs, direct office openings, capital expenditures (including management information systems initiatives) and franchise acquisitions. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

Cash provided by operating activities was $14.6 million in fiscal 2002, $38.7 million in fiscal 2001 and $18.2 million in fiscal 2000. Cash flows from operating activities in fiscal 2002 were impacted by decreased operations, growth in the workers’ compensation claims reserve (see related discussion below) and the timing of vendor and related payments. Fiscal 2001 operating cash flows benefited from improved accounts receivable collection efforts implemented early in the year, as well as from significant changes in the Company’s workers’ compensation program during the year as discussed below. Additionally, fiscal 2001 operating cash flows reflect a pronounced effect from the beginning of the economic downturn, as accounts receivable collections significantly outpaced the growth in receivables generated by sales and the cash outflows for wage and other related costs of sales diminished.

Prior to April 1, 2001, the Company utilized a guaranteed cost insurance program for its workers’ compensation claims liability. The estimated premium was based upon expected payroll levels, prepaid at the beginning of the policy and amortized based upon actual payroll levels. As a result, the Company had unamortized prepaid insurance premiums at the inception of fiscal 2001. The Company amortized the entire prepaid balance in the prior year and had also accrued additional premiums due based upon actual payroll levels exceeding the original estimate. The Company has an aggregate $5.5 million liability recorded at September 29, 2002 for additional premiums due under previous guaranteed cost policies, as well as premiums due under current policies in monopolistic states.

Effective April 1, 2001, as previously discussed, the Company contracted with independent, third-party carriers for workers’ compensation insurance and claims administration in the majority of states (referred to as non-monopolistic). The Company is self-insured for its deductible liability under these insurance contracts ($250,000 per occurrence for claims incurred from April 1, 2001 to March 31, 2002 and $500,000 per occurrence for all subsequent claims). All losses and expenses for individual claims in excess of the applicable deductible amounts would be paid by the appropriate insurance carrier. The estimated remaining deductible liability under the aforementioned contracts as of September 29, 2002 is approximately $14.6 million. Additionally, the Company is contractually required to maintain irrevocable letters of credit aggregating $31.1 million to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts.

Prior to fiscal 2002, the Company invested its excess cash primarily in cash equivalents (e.g., money market accounts, overnight investments and debt securities with original maturities less than 90 days). During fiscal 2002, and as a result of the strong cash position generated during fiscal 2001 and fiscal 2002, the Company expanded its investment portfolio to include highly rated debt securities with maturities ranging from 3 months to 3 years. Cash flows used to purchase available-for-sale investments totaled $28.6 million in fiscal 2002.

Cash used for the purchase of capital assets, including its internal information systems, was $3.5 million, $3.0 million and $6.5 million in fiscal years 2002, 2001 and 2000, respectively. The Company completed the development of the back office portion of its integrated information system, i/search 2000®, during fiscal 2000 and successfully implemented the system at the inception of fiscal 2001. The Company is continually evaluating the quality, functionality and performance of its information systems and other proprietary technologies to ensure the needs of the Company and its clients are being met. The Company will continue to invest in computer-based technologies, as well as in equipment and capital assets associated with direct office openings. The Company anticipates $5.0 million in related capital expenditures during the next twelve months.

The Company’s national expansion plans include increasing market presence in certain identified geographic regions. Due to exclusive territory rights contractually granted to its traditional and licensed franchisees, the Company may be precluded from opening company-owned offices in those identified geographic areas. Additionally, the franchisee(s) may not have the resources to expand the existing franchised operation(s). As a result, and from time to time, the Company selectively purchases franchised operations to facilitate its expansion plans. During fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois). Additionally, the Company made an earnout payment during fiscal 2002 relating to a previous licensed franchise acquisition in accordance with the provisions of the purchase agreement. During fiscal years 2001 and 2000, the Company acquired five and seven licensed franchised offices, respectively. The Company is contemplating the continued selective repurchase of licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions.

During fiscal 2002, the Company launched RemX® Financial Staffing, a new Company-owned business division focused on providing financial personnel on a temporary, temp-to-hire or direct hire basis in major markets nationwide. The Company has opened nine RemX® Financial Staffing offices and anticipates opening twenty additional offices during the next twenty-four months, while continuing to evaluate possible strategic acquisitions. Such office openings and potential acquisitions may have an impact on future liquidity.

Concurrent with the expiration of its previous credit facility on July 31, 2002, the Company entered into a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million available in letters of credit. The line of credit is unsecured and interest on outstanding borrowings is generally payable quarterly. The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 1.125% to 1.375% based upon specified financial covenants. The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. This credit agreement required the Company to maintain certain financial ratios and comply with certain restrictive covenants. As of September 29, 2002, the Company was in compliance with all restrictive covenants and required ratios. The credit agreement expires on June 1, 2004.

The Company repaid net borrowings of $17.5 million during fiscal 2000 and has no borrowings outstanding as of September 29, 2002 and September 30, 2001. The Company has outstanding letters of credit totaling $31.1 million and $17.3 million as of fiscal year end 2002 and 2001, respectively, as contractually required under the terms of its workers’ compensation insurance agreements, as discussed above. There were no outstanding letters of credit as of fiscal year end 2000.

The Company may continue evaluating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

Critical Accounting Policies

The discussions and analyses of the Company’s consolidated financial condition and results of operations were based on the Company’s consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, accounts receivable, workers’ compensation costs, goodwill, intangible and other long-lived assets, income taxes, and contingencies and litigation. These estimates are based on historical experience and a variety of other assumptions believed reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies are affected by the judgment, estimates and/or assumptions used in the preparation of Remedy’s consolidated financial statements.

Revenue Recognition – The Company accounts for the revenues and the related direct costs in accordance Emerging Issues Task Force 99-19 (“Reporting Revenue Gross as a Principal versus Net as an Agent”). The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on the behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the income statement, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchised agreement, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its income statement and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements the Company has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

Accounts Receivable – Remedy provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its customers to make required payments. This allowance is based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its customers’ financial strength and any other known factors impacting collectibility. If the financial condition of its customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Remedy’s estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas, the fact that no single customer accounts for 10% or more of its net sales and its continuing credit evaluation of its customers’ financial conditions.

Workers’ Compensation Costs – The Company maintains reserves for its workers’ compensation obligations using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the reserve, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

Goodwill, Intangible Assets and Other Long-Lived Assets – Management assesses potential impairment of the Company’s goodwill, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. When the sum of the expected, undiscounted future net cash flows is less than the carrying value of an asset, an impairment loss will be recognized.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see Note 1 to Consolidated Financial Statements), the Company will no longer amortize goodwill or indefinite-lived intangible assets effective the beginning of fiscal 2003. Instead, these assets will be reviewed for impairment at least annually. Amortization expense was $0.3 million, $0.3 million and $0.2 million in fiscal years 2002, 2001, and 2000, respectively. The Company is currently evaluating the effect that the adoption of SFAS No. 142 may have on its consolidated financial position and it is expected that the Company will record a non-cash charge for the cumulative effect of the change in accounting principle, in connection with the adoption of SFAS No. 142 in the first quarter of 2003, as necessary. Impairment, under SFAS No. 142, is based on the valuation of individual reporting units. The valuation methods used include estimated net present value of projected future cash flows of these reporting units. If actual results are substantially lower, or if market discount rates increase, this could adversely affect the valuations and may result in additional future impairment charges.

Income Taxes – In preparing the Company’s consolidated financial statements, management estimates the Company’s income taxes in each of the taxing jurisdictions in which it operates. This includes estimating the Company’s actual current tax expense together with any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. Management is required to assess the likelihood that the Company’s deferred tax assets (temporary differences that are expected to be deductible in future years) will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided. Based upon its current estimates of future taxable income, management believes its recorded deferred tax assets will ultimately be realized and therefore no valuation allowance has been provided.

Contingencies and Litigation – There are various claims, lawsuits and pending actions against the Company incident to its operations. If a loss arising from these actions is probable and can be reasonably estimated, the Company must record the amount of the estimated liability. Based on current available information, management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company’s consolidated financial statements. As additional information becomes available, management will continue assessing any potential liability related to these actions and may need to revise its estimates.

New Accounting Standards

See Note 1 to consolidated financial statements.

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

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the consolidated financial statements.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of its investments. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve, assuming all other factors remain constant, would not materially affect the fair value of the Company’s interest sensitive financial instruments at September 29, 2002. Declines in interest rates over time will, however, reduce the Company’s interest income.

Item 8.    Financial Statements and Supplementary Data

The information required by Item 8 of this report is set forth in Item 15(a) under the caption “Financial Statements” as a part of this report.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers

Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption “Executive Officers of the Registrant.” Information as to the Board of Directors of the Company required by this item is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Proposal 1 – Election of Directors.” Information as to the Company’s reporting persons’ compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 27, 2003.

Item 11.    Executive Compensation

Information as to Executive Compensation required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Executive Compensation and Other Information,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 27, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information as to Security Ownership of Certain Beneficial Owners and Management and Related Shareholder matters required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 27, 2003.

Item 13.    Certain Relationships and Related Transactions

Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Certain Transactions,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 27, 2003.

Item 14.    Controls and Procedures

Within the 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, including the Company’s internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements.

(1)    Consolidated Financial Statements filed as part of this Report are set forth in the “Index to Consolidated Financial                  Statements” on page F-1 of this Report.

(2)    The Financial Statement Schedule filed as part of this report is set forth in the “Index to Consolidated  Financial                   Statements” on page F-1 of this report.

(3)    The following Exhibits are filed as part of this Report.

Number Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (f)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

10.2	Paul W. Mikos Employment Agreement, as amended (j)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	Alan M. Purdy Change in Control Severance Agreement (i)

10.7	Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (l)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	Amended and Restated Employment Agreement for Greg Palmer (n)

10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

10.25	Form of Licensing Agreement for i/search 2000® (f)

10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (o)

10.27	Paul W. Mikos Severance Agreement and General Release (k)

10.28	Gunnar B. Gooding Employment and Severance Letter (m)

10.29	Cosmas N. Lykos Employment and Severance Letter (m)

10.30	Alan M. Purdy Retirement Agreement and General Release (o)

10.31	Monty Houdeshell Employment Letter

23.1	Consent of Independent Accountants

99.1	Chief Executive Officer and Chief Financial Officer Certification of Form 10-K

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.

(j)
Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(b) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDYTEMP, INC.

/s/ GREG PALMER
Greg Palmer President and Chief Executive Officer December 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GREG PALMER Greg Palmer	President and Chief Executive Officer	December 30, 2002

/s/ PAUL W. MIKOS Paul W. Mikos	Chairman of the Board of Directors	December 30, 2002

/s/ ROBERT E. MCDONOUGH Robert E. McDonough, Sr.	Vice-Chairman of the Board of Directors	December 30, 2002

/s/ ALAN M. PURDY Alan M. Purdy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 30, 2002

/s/ WILLIAM D. CVENGROS William D. Cvengros	Director	December 30, 2002

/s/ JAMES L. DOTI James L. Doti, Ph.D.	Director	December 30, 2002

/s/ ROBERT A. ELLIOTT Robert A. Elliott	Director	December 30, 2002

/s/ MARY GEORGE Mary George	Director	December 30, 2002

/s/ J. MICHAEL HAGAN J. Michael Hagan	Director	December 30, 2002

/s/ JOHN B. ZAEPFEL John B. Zaepfel	Director	December 30, 2002

CERTIFICATIONS

I, Greg Palmer, certify that:

1.	I have reviewed this annual report on Form 10-K of RemedyTemp, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

/s/ Greg Palmer

Greg Palmer
President and Chief Executive Officer
RemedyTemp, Inc.
(Principal Executive Officer)

I, Alan M. Purdy, certify that:

1.	I have reviewed this annual report on Form 10-K of RemedyTemp, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

/s/ Alan M. Purdy

Alan M. Purdy
Senior Vice President and Chief Financial Officer
RemedyTemp, Inc.
(Principal Financial Officer)

REMEDYTEMP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

Financial Statement Schedules:

For the three fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000

II – Valuation and Qualifying Accounts	F-19

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of RemedyTemp, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of RemedyTemp, Inc. and its subsidiaries (the “Company”) at September 29, 2002 and September 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Orange County, California
November 15, 2002

RemedyTemp, Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

ASSETS

	September 29, 2002	September 30, 2001
Current assets:
Cash and cash equivalents	$26,101	$37,362
Investments (Note 1)	23,021	1,708
Accounts receivable, net of allowance for doubtful accounts of $1,913 and $1,789, respectively	61,724	62,972
Prepaid expenses and other current assets	6,087	3,134
Deferred income taxes (Note 5)	7,144	7,047

Total current assets	124,077	112,223
Fixed assets, net (Note 2)	16,268	17,820
Other assets	2,035	2,642
Deferred income taxes (Note 5)	—	123
Goodwill, net of accumulated amortization of $946 and $675, respectively (Note 6)	4,293	4,494

Total Assets	$146,673	$137,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,151	$2,395
Accrued workers’ compensation (Note 3)	20,135	11,933
Accrued payroll, benefits and related costs	13,787	12,552
Accrued licensees’ share of gross profit	2,866	3,202
Line of credit (Note 4)	—	—
Income taxes payable	—	1,748
Other accrued expenses	3,621	5,897

Total current liabilities	43,560	37,727
Long-term liabilities:
Deferred income taxes	90	—

Total Liabilities	43,650	37,727

Commitments and contingent liabilities (Note 7)

Shareholders’ equity (Note 9):
Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $.01 par value; authorized 50,000 shares; 8,142 and 7,391 issued and outstanding at September 29, 2002 and September 30, 2001, respectively	82	74
Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,253 and 1,565 issued and outstanding at September 29, 2002 and September 30, 2001, respectively	13	16
Additional paid-in capital	39,923	33,889
Unearned compensation	(4,728)	—
Retained earnings	67,733	65,596

Total shareholders’ equity	103,023	99,575

Total Liabilities and Shareholders’ Equity	$146,673	$137,302

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	September 29, 2002	September 30, 2001	October 1, 2000
Direct sales	$267,207	$288,396	$306,955
Licensed franchise sales	195,588	228,236	247,246
Franchise royalties	1,732	2,531	3,552
Initial franchise fees	11	60	107

Total revenues	464,538	519,223	557,860
Cost of direct sales	219,418	229,000	242,052
Cost of licensed sales	153,113	172,643	186,031
Licensees’ share of gross profit	28,741	38,385	41,447
Selling and administrative expenses	57,012	63,020	61,639
Depreciation and amortization	5,338	5,714	4,603

Income from operations	916	10,461	22,088

Other income and expense:
Interest income (expense), net	819	778	(494)
Other, net	779	1,117	921

Income before provision for income taxes	2,514	12,356	22,515
Provision for income taxes (Note 5)	377	3,960	8,151

Net income	$2,137	$8,396	$14,364

Net income per share, basic (Note 9)	$0.24	$0.94	$1.62

Weighted-average number of shares, basic	8,973	8,917	8,878

Net income per share, diluted (Note 9)	$0.24	$0.94	$1.59

Weighted-average number of shares, diluted	9,076	8,940	9,020

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at October 3, 1999	7,055	$71	1,804	$18	$32,531	$—	$42,836	$75,456
Activity of Employee Stock Purchase Plan	15				166			166
Stock option activity	29				419			419
Conversion upon transfer to non-affiliates	147	1	(147)	(1)				—
Tax benefits from option activity					66			66
Net income							14,364	14,364

Balance at October 1, 2000	7,246	72	1,657	17	33,182		57,200	90,471
Activity of Employee Stock Purchase Plan	11				113			113
Stock option activity	42	1			580			581
Conversion upon transfer to non-affiliates	92	1	(92)	(1)				—
Tax benefits from option activity					14			14
Net income							8,396	8,396

Balance at September 30, 2001	7,391	74	1,565	16	33,889		65,596	99,575
Activity of Employee Stock Purchase Plan	6				58			58
Stock option activity	33	1			422			423
Conversion upon transfer to non-affiliates	312	3	(312)	(3)
Restricted stock grants	425	4			5,900	(5,904)		—
Forfeiture of restricted stock	(25)				(347)	327		(20)
Amortization of unearned compensation						850		850
Net income							2,137	2,137

Balance at September 29, 2002	8,142	$82	1,253	$13	$39,923	$(4,728)	$67,733	$103,023

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	September 29, 2002	September 30, 2001	October 1, 2000
Cash flows from operating activities:
Net income	$2,137	$8,396	$14,364
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,338	5,714	4,603
Provision for losses on accounts receivable	1,333	2,902	1,485
Restricted stock compensation expense	830	—	—
Deferred taxes	116	(5,268)	(417)
Changes in assets and liabilities:
Trading investments	(84)	252	(639)
Accounts receivable	(85)	12,682	(3,737)
Prepaid expenses and other current assets	(2,953)	610	(1,045)
Prepaid workers’ compensation insurance	—	4,877	(401)
Other assets	607	(151)	164
Accounts payable	756	(660)	146
Accrued workers’ compensation	8,202	7,251	3,608
Accrued payroll, benefits and related costs	1,235	(1,252)	663
Accrued licensees’ share of gross profit	(336)	(455)	(1,200)
Other accrued expenses	(784)	2,032	599
Income taxes payable	(1,748)	1,814	—

Net cash provided by operating activities	14,564	38,744	18,193

Cash flows from investing activities:
Purchase of fixed assets	(3,515)	(2,953)	(6,468)
Purchase of available-for-sale investments	(28,579)	—	—
Proceeds from maturity of available-for-sale investments	7,350	—	—
Purchase of franchises, net of assets acquired	(1,562)	(207)	(1,613)

Net cash used in investing activities	(26,306)	(3,160)	(8,081)

Cash flows from financing activities:
Borrowings under line of credit agreement	—	—	12,800
Repayments under line of credit agreement	—	—	(30,300)
Proceeds from stock option activity	423	633	419
Proceeds from Employee Stock Purchase Plan activity	58	61	166

Net cash provided by (used in) financing activities	481	694	(16,915)

Net (decrease) increase in cash and cash equivalents	(11,261)	36,278	(6,803)
Cash and cash equivalents at beginning of period	37,362	1,084	7,887

Cash and cash equivalents at end of period	$26,101	$37,362	$1,084

Other cash flow information:
Cash paid during the period for interest	$217	$246	$872
Cash paid during the period for income taxes	$2,173	$6,353	$9,047

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)

1.    Description of business and summary of significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned entities, (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated.

Description of business

The Company’s principal business is providing temporary personnel to industrial, service and technology companies, professional organizations and governmental agencies nationwide.

The Company has two classes of Common Stock outstanding: Class A Common Stock, which has all voting and other rights normally associated with Common Stock; and Class B Common Stock, which is identical to the Class A Common Stock in all respects except that the Class B Common Stock has no voting rights except with respect to certain amendments of the Company’s Amended and Restated Articles of Incorporation, certain mergers and as otherwise required by law. The Class B Common Stock automatically converts into Class A Common Stock on a share-for-share basis upon the earlier of (i) a transfer to a non-affiliate of the holder thereof in a public offering pursuant to an effective registration statement or Rule 144 promulgated under the Securities Act of 1933, as amended, (ii) the death or legal incapacity of Robert E. McDonough, Sr., or (iii) the tenth anniversary of the completion of the Company’s initial public offering on July 16, 1996.

Summary of significant accounting policies

Fiscal year

The Company’s fiscal year includes 52 or 53 weeks, ending on the Sunday closest to September 30. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks.

Revenue recognition

The Company generates revenue from the sale of temporary staffing and permanent placement services by its company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Permanent placement revenues are recognized when the permanent placement candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed for the Company’s permanent placement guarantee period, typically 30-100 days and have historically been insignificant to the Company’s overall results of operations.

The Company follows the guidance of Emerging Issues Task Force (“EITF”) 99-19, “Recording Revenue Gross as a Principal Agent versus Net as an Agent” in the presentation of revenues and direct costs of revenues. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the income statement.

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

Both traditional and licensed franchisees remit an initial franchise fee (currently $18) for their affiliation with the Company. Generally, this fee is recognized as revenue when substantially all of the initial services required of the Company have been performed, and is reported by the Company as “Initial franchise fees.” However, for franchise agreements entered into after December 31, 2001, a portion of the initial franchise fee is deferred and payable over two years. The Company defers revenue recognition on this portion of the fee until payment is received. Initial services provided to traditional and licensed franchisees consist primarily of training and assistance with opening publicity, both of which are completed prior to the commencement of the franchised operations. Ongoing services provided to traditional franchisees consist primarily of payroll processing, customer billing and operation guidance, as considered necessary. Ongoing services provided to licensed franchisees include employment of temporary employees, payroll processing, customer billing, accounts receivable collection and operation guidance.

Concentrations of credit risk and allowance for doubtful accounts

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. Accounts receivable are carried at the amount estimated to be collectible. The Company maintains an allowance for potential losses based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its customers’ financial strength and any other known factors impacting collectibility. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated; however, such losses have generally been within management’s expectations. The provision for losses on accounts receivable was $1,333, $2,902 and $1,485 for fiscal the years ended September 29, 2002, September 30, 2001 and October 1, 2000, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of income.

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

Fair value of financial instruments

The carrying amounts of cash, investments, accounts receivable, accounts payable and all other accrued expenses approximate fair value because of the short maturity of these items. The Company’s investments in equity securities are carried at fair value based upon available market information.

Cash and cash equivalents

For purposes of financial reporting, cash equivalents represent highly liquid short-term investments with original maturities of less than 90 days.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

Investments

The Company accounts for its investments in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s portfolio consists of i) investments of excess cash in commercial paper and other mutual funds classified as “available-for-sale” under SFAS No. 115, and ii) investments related to the Company’s deferred compensation program (Note 8) classified as “trading” under SFAS No. 115. Available-for-sale investments are carried at cost, which approximates market, and total $21,229 and $0 at September 29, 2002 and September 30, 2001, respectively. Investments classified as “trading” are reported at fair value in the accompanying balance sheets. Realized and unrealized gains and losses for trading securities are recorded in other income or expense and generally offset the change in the deferred compensation liability which is also included in other income or expense. Trading investments total $1,792 and $1,708 at September 29, 2002 and September 30, 2001, respectively. The increase in the net unrealized holding loss during fiscal years 2002 and 2001 was $342 and $532, respectively. The increase in the net unrealized holding gain during fiscal year 2000 was $156.

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

The Company currently capitalizes the costs of purchased internal-use software as well as internal and external software development costs related to its internal use information system. These capitalized costs are included in fixed assets and are amortized over their estimated useful life, not to exceed seven years.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoptions of SFAS No. 144 will have a material impact on the Company’s consolidated financial statements.

Goodwill

Goodwill consists of the excess of purchase price over the fair value of net assets of businesses acquired and for acquisitions prior to June 30, 2001, is amortized on a straight-line basis over an estimated life of 20 years. For acquisitions subsequent to June 30, 2001, and in accordance with the transition provisions of SFAS No. 142 discussed below, goodwill is not being amortized. The Company regularly reviews the individual components of the goodwill balance for impairment based upon undiscounted cash flows. Goodwill is considered impaired to the extent that estimated future undiscounted cash flows from a component are less than the Company’s investment in the component.

In July 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets”. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During fiscal 2002, 2001 and 2000, the Company reported goodwill amortization of $271, $268 and $244, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning September 30, 2002. The Company is currently analyzing the impact of adoption on the financial statements.

Other income

Other income consists primarily of late fees collected from customers on past due accounts receivable balances in the amounts of $853, $1,248 and $1,004, for the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, respectively.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

Income taxes

The Company records income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events including enactments of changes in the tax law or rates.

Accounting for stock-based compensation

The Company accounts for its stock compensation plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. The disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” have been included in Note 9.

Reclassifications

Certain amounts in the fiscal 2001 and fiscal 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

2.    Fixed assets

	September 29, 2002	September 30, 2001
Computer equipment and software	$24,019	$27,044
Furniture and fixtures	5,192	5,111
Leasehold improvements	3,102	3,554
Construction in progress	1,839	585

	34,152	36,294
Less accumulated depreciation	(17,884)	(18,474)

Fixed assets, net	$16,268	$17,820

Construction in process primarily relates to software development and implementation costs for various internal-use information systems.

3.    Workers’ Compensation

Remedy provides workers’ compensation insurance to its temporary associates and to its colleagues. Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states (referred to as non-monopolistic states), the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration. Each contract covers all workers’ compensation claim costs greater than a specified deductible, on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500 for all subsequent claims). However, should any single occurrence exceed the applicable deductible amount per occurrence, all incremental losses and expenses would be paid by the applicable insurance carrier.

Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of September 29, 2002 is approximately $14,573. The Company is contractually required to maintain irrevocable letters of credit aggregating $31,100 to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts. Additionally, the Company has an aggregate $5.5 million liability recorded at September 29, 2002 for additional premiums due under previous guaranteed cost policies and premiums due under current policies in monopolistic states.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program as discussed in Note 7.

4.    Line of credit

Concurrent with the expiration of its previous credit facility on July 31, 2002, the Company entered into a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40,000, including $35,000 in available letters of credit. The line of credit is unsecured and interest on outstanding borrowings is generally payable quarterly. The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’ discretion, the eurodollar rate plus 1.125% to 1.375% based upon specified financial covenants. The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. This credit agreement required the Company to maintain certain financial ratios and comply with certain restrictive covenants. As of September 29, 2002, the Company was in compliance with all restrictive covenants and required ratios. The credit agreement expires on June 1, 2004.

The Company repaid net borrowings of $17,500 during fiscal 2000 and has no borrowings outstanding as of each of the three fiscal years ended September 29, 2002. The Company has outstanding letters of credit totaling $31,100 and $17,250 as of fiscal year end 2002 and 2001, respectively, to collaterize its remaining workers’ compensation deductible liability discussed in Note 3. There were no outstanding letters of credit as of fiscal year end 2000.

5.    Income taxes

The Company’s provision for income taxes consists of the following:

	For the fiscal year ended
	September 29, 2002	September 30, 2001	October 1, 2000
Current tax expense:
Federal	$(42)	$7,124	$6,550
State	303	2,104	2,018

Total current	261	9,228	8,568

Deferred tax expense:
Federal	155	(4,581)	(360)
State	(39)	(687)	(57)

Total deferred	116	(5,268)	(417)

Total provision for income taxes	$377	$3,960	$8,151

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

The composition of the deferred tax assets (liabilities) at September 29, 2002 and September 30, 2001 is as follows:

	September 29, 2002	September 30, 2001
Reserves and accrued liabilities	$10,472	$7,630
Depreciation	—	115

Gross deferred tax assets	10,472	7,745

Prepaid expenses	(499)	(575)
Depreciation	(2,919)	—

Gross deferred tax liabilities	(3,418)	(575)

Net deferred tax assets	$7,054	$7,170

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

	For the fiscal year ended
	September 29, 2002		September 30, 2001		October 1, 2000
Federal tax computed at statutory rate	35.0%		35.0%		35.0%
State taxes, net of federal benefit	5.9%		5.6%		5.4%
Federal tax credits	(29.1%	)	(9.6%	)	(5.1%	)
Meals and Entertainment	2.9%		0.8%		0.8%
Other	0.3%		0.3%		0.1%

Total provision for income taxes	15.0%		32.1%		36.2%

6.    Purchase of franchised operations

From time to time, the Company may selectively purchase traditional and licensed operations to facilitate its expansion plans of increased market presence in identified geographic regions. During fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois). Additionally, the Company made an earnout payment during fiscal 2002 relating to a previous licensed franchise acquisition in accordance with the provisions of the purchase agreement. During fiscal years 2001 and 2000, the Company acquired five and seven license offices, respectively. Results of operations for the acquired licensed operations are recorded in accordance with the Company’s related revenue recognition policy (Note 1) until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Had the results of operations for the licensed franchise operations been shown as of the beginning of the current and preceding fiscal years, the consolidated financial information would not be significantly different. These acquisitions were accounted for under the purchase method of accounting. The combined purchase prices were $70 and $214, for the fiscal 2002 and 2001 acquisitions, respectively. In connection with these acquisitions, the Company recorded goodwill totaling $70 and $104, respectively.

7.    Commitments and contingent liabilities

The Company leases its corporate facility, Company-owned offices and certain equipment under operating leases. The leases typically require the Company to pay taxes, insurance and certain other operating expenses applicable to the leased property. Total rent expense was approximately $5,512, $4,903 and $4,617 for the years ended September 29, 2002, September 30, 2001 and October 1, 2000, respectively.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

Future minimum lease commitments under all noncancellable operating leases as of September 29, 2002 are as follows:

Fiscal Year
2003	3,894
2004	2,442
2005	1,743
2006	1,003
2007	437
Thereafter	14

Total	$9,533

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company, Karin Somogyi, Paul W. Mikos and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy’s traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive practices, and restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

On December 10, 2001, the Company filed a demand for arbitration before the Los Angeles branch of the American Arbitration Association (“AAA”) and a complaint in United States District Court, Central District of California, for, among other things, breach of contract, trademark infringement, misappropriation of trade secrets and unfair competition against Stephen M. Smith, Jody A. Smith and Smith Temporaries, Inc. doing business as CornerStone Staffing and Remedy Intelligent Staffing. The defendants filed a counterclaim in arbitration alleging, among other things, breach of contract, defamation and trade secret misappropriation. The defendants were licensed franchisees of Remedy until their franchise agreement expired on December 30, 2001. The parties have settled both the action pending before the AAA and the action pending before the United States District Court. During fiscal 2002, the Company recorded a $500 benefit as a result of this settlement and incurred unreimbursed legal fees of $400.

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers in pending workers’ compensation claims filed by Remedy’s employees following the liquidation of Remedy’s former carrier, Reliance. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s customers in those claims. The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims). The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s clients and their insurance carriers. Remedy has filed a motion for reconsideration of the decision of the WCAB Administrative Law Judge to the entire WCAB and has asked that the WCAB continue the stay of the matter until the appeal process has been exhausted. Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and that the Company will suffer no loss.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

In the event of an unfavorable outcome, Remedy expects that it would reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering such clients’ insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. Accordingly, the Company believes that at this time, a range of loss to the Company cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statement of income. To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17,000–$19,000, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary. There are inherent limitations in the actuarial process given the significant judgement required in estimating the ultimate developed cost of the claims. As such, this amount could have differed if different assumptions had been utilized. Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information. Further, as stated above, the Company strongly cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs and (ii) it expects to prevail upon appeal to the WCAB and that it will suffer no loss.

From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Based on current available information, management does not believe the Company is party to any legal proceedings that are likely to have a material adverse effect on the Company.

8.    Employee benefit plans

401(k) Plan

The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan is open to qualified full-time and temporary employees who earn less than $80 per year. The annual amount of employer contributions to the plan is determined at the discretion of the Board of Directors, subject to certain limitations. Eligible participants may make voluntary contributions to the plan and become fully vested in the Company’s contributions over a five-year period. The Company has made no contributions during the three fiscal years ended September 29, 2002.

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 100% of their base compensation and bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company and the participants of the Deferred Compensation Plan are general creditors of the Company with respect to benefits due. For each of the three fiscal years ended September 29, 2002, the amounts charged to expense relating to the Deferred Compensation Plan were $481, $117 and $555, respectively. Included in “Accrued payroll, benefits and related costs” in the accompanying consolidated balance sheets at September 29, 2002 and September 30, 2001 was $1,590 and $1,439, respectively, relating to this plan.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

9.    Shareholders’ equity

Employee Stock Purchase Plan

In connection with the Company’s initial public offering in July 1996 (the “Offering”), the Company implemented its 1996 Employee Stock Purchase Plan (the “Purchase Plan”). Under the terms of the Purchase Plan, as amended, eligible employees may purchase shares of the Company’s Common Stock based on payroll deductions. A total of 250 shares were reserved for issuance under the Purchase Plan. On August 16, 1999, the Purchase Plan was amended to enable employees of the Company’s subsidiaries to participate in the Purchase Plan. The purchase price for shares granted is the lower of 85% of the market price of the stock on the first or last day of each six month purchase period. The Purchase Plan commenced on October 1, 1996. During fiscal 2002, 6 shares were purchased at $9.55, during fiscal 2001, 11 shares were purchased at $9.88 and during fiscal 2000, 15 shares were purchased at prices between $10.16 and $11.95 per share.

Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan, as amended, (the “Incentive Plan”) provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors A total of 1,800 shares have been reserved for issuance under the Incentive Plan, and as of September 29, 2002, approximately 496 shares are available for future grants. Options granted to employees typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options granted to non-employee, non-officer directors prior to the Offering were immediately exercisable. Options granted to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting. Grants for 171 shares at prices between $10.25 and $18.35 per share were made during fiscal 2002, grants for 222 shares at prices between $11.88 and $13.63 per share were made during fiscal 2001 and grants for 241 shares at prices between $13.59 and $21.88 per share were made during fiscal 2000.

During fiscal year 2002, the Compensation Committee of the Board of Directors authorized and issued 425 shares of restricted Class A Common Stock to certain officers of the Company (the “Restricted Stock”) under the Incentive Plan. These shares have no purchase price and cliff vest after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with the Restricted Stock grants, the executives were required to forfeit all outstanding stock options. As a result, a total of 592 stock options were forfeited and cancelled in connection with these grants. Based upon the fair market value of its Class A Common Stock on the respective grant dates, the Company recorded unearned compensation totaling $5,904, as a component of shareholders’ equity, in connection with the Restricted Stock grants. The unearned compensation is being amortized and charged to operations over the vesting period. During fiscal 2002, 25 shares of the Restricted Stock were forfeited.

Stock Ownership Plan for Outside Directors

Prior to March 16, 1998, non-employee directors received an annual cash retainer of $18. Effective March 16, 1998, the Company implemented its Non-Employee Director Compensation and Deferral Plan (the “Director Plan”). Under the Director Plan, non-employee, non-officer directors receive an annual retainer in the form of shares of Common Stock with a total value of $20 on the date of the director’s election and/or subsequent reelection to the Board (the “Director Shares”). The shares are earned ratably over the year and issued at the end of the annual term. When issued, the Director Shares are held in trust, on a deferred basis until a director is no longer a director of the Company. Participation in the Director Plan is mandatory. In February 2002, 2001 and 2000, a total of 9, 5 and 6 shares, respectively, were issued to the trust for services rendered. As the trust belongs to the Company, all shares issued to the trust are treated as treasury stock for financial reporting purposes. All shares issued and earned are included in the diluted shares outstanding calculation.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

Earnings per share calculation

The Company is required to disclosed basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 “Earnings Per Share.” Basic EPS is calculated using income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similar to basic EPS except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options, had been issued and restricted shares had vested.

The table below sets forth the computation of basic and diluted earnings per share:

	For the fiscal year ended
	September 29, 2002	September 30, 2001	October 1, 2000
Basic EPS
Income available to common shareholders	$2,137	$8,396	$14,364
Weighted-average number of shares, basic	8,973	8,917	8,878
Basic EPS	$0.24	$0.94	$1.62

Diluted EPS
Income available to common shareholders	$2,137	$8,396	$14,364
Weighted-average number of shares, basic	8,973	8,917	8,878
Effect of dilutive securities:
Stock options	103	23	142

Weighted-average number of shares – assuming Dilution	9,076	8,940	9,020
Diluted EPS	$0.24	$0.94	$1.59

Potential common shares of 381, 1,194, and 398 for fiscal years 2002, 2001 and 2000, respectively, have been excluded from the calculation of diluted shares because the effect of their inclusion would be antidilutive.

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock and option plans. Had compensation cost for all stock and option plans been determined based on the fair value at the grant date of awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated in the following table:

	For the fiscal year ended
	September 29, 2002	September 30, 2001	October 1, 2000
Net income – as reported	$2,137	$8,396	$14,364
Net income – pro forma	$1,451	$6,881	$12,556
Basic earnings per share – as reported	$0.24	$0.94	$1.62
Basic earnings per share – pro forma	$0.16	$0.77	$1.41
Diluted earnings per share – as reported	$0.24	$0.94	$1.59
Diluted earnings per share – pro forma	$0.16	$0.77	$1.39

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants in fiscal 2002, 2001 and 2000, respectively: dividend yield of 0.0%, 0.0% and 0.0%; risk free interest rate of 3.98%, 5.0% and 5.88%; expected volatility of 48.5%, 44.0% and 40.4% and expected lives of 4.7, 5.7 and 3.9 years. The weighted-average per share estimated fair value at the date of grant for options granted during fiscal 2002, 2001 and 2000 was $6.51, $5.87 and $5.57, respectively.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

The following table summarizes the activity relating to all stock and option plans, exclusive of the restricted stock grants previously discussed:

	Incentive Plan Options		Purchase Plan Stock		Options Outside Incentive Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding October 3, 1999	1,005.4	$16.18	9.0	$11.95	125.0	$20.72
Options granted	241.0	$14.36	12.0	$10.02	—	$—
Options cancelled	(46.6)	$16.90	—	$—	—	$—
Options exercised	(29.2)	$14.24	(14.8)	$11.25	—	$—

Options outstanding October 1, 2000	1,170.6	$15.83	6.2	$9.88	125.0	$20.72
Options granted	221.7	$12.26	5.2	$9.88	—	$—
Options cancelled	(226.5)	$14.82	—	$—	—	$—
Options exercised	(41.7)	$13.22	(11.4)	$9.88	—	$—

Options outstanding September 30, 2001	1,124.1	$15.42	—	$—	125.0	$20.72
Options granted	170.7	$14.54	11.0	$10.06	—	$—
Options cancelled	(591.0)	$14.74	—	$—	(125.0)	$20.72
Options exercised	(32.7)	$12.90	(6.0)	$9.56	—	$—

Options outstanding September 29, 2002	671.1	$16.53	5.0	$10.65	—	$—

The number of exercisable options outstanding for the fiscal years ended 2002, 2001 and 2000 under the plans were 520.1, 815.7 and 726.9 shares, respectively, at weighted-average prices of $16.53, $16.74 and $16.39 per share, respectively.

The following table summarizes information about stock options outstanding at September 29, 2002:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted- Average Remaining Life (in years)	Weighted- Average Price	Shares Exercisable	Weighted- Average Price
$10.00 – $13.00	156.3	5.1	$12.44	110.6	$12.89
$13.01 – $16.00	323.8	7.1	$14.67	231.8	$14.98
$16.01 – $20.00	75.0	6.0	$17.48	61.7	$17.42
$20.01 – $25.00	111.0	4.4	$22.29	106.0	$22.32
$25.01 – $30.00	10.0	5.5	$26.19	10.0	$26.19

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)

10.    Unaudited consolidated quarterly information

	For the Three Months Ended
	December 30,	March 31,	June 30,	September 29,
	2001	2002	2002	2002
Total revenues	$114,760	$106,568	$117,799	$125,411
Total cost of direct and licensed sales	$90,343	$85,150	$95,446	$101,592
Licensees’ share of gross profit	$8,009	$5,975	$6,984	$7,773
Selling, general and administrative expenses	$15,902	$15,572	$15,233	$15,643
Net income	$692	$191	$520	$734
Net income per share, basic	$.08	$.02	$.06	$.08
Net income per share, diluted	$.08	$.02	$.06	$.08

	For the Three Months Ended
	December 31,	April 1,	July 1,	September 30,
	2000	2001	2001	2001
Total revenues	$149,481	$130,032	$121,118	$118,592
Total cost of direct and licensed sales	$114,820	$100,131	$93,830	$92,862
Licensees’ share of gross profit	$11,031	$9,585	$8,971	$8,798
Selling, general and administrative expenses	$19,441	$16,653	$17,913	$14,727
Net income	$2,862	$2,655	$929	$1,950
Net income per share, basic	$.32	$.30	$.10	$.22
Net income per share, diluted	$.32	$.30	$.10	$.22

RemedyTemp, Inc.

FINANCIAL STATEMENT SCHEDULE
(amounts in thousands)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions	Deductions(1)	Balance at end of period
Allowance for Doubtful Accounts Receivable:
Year ended September 29, 2002	$1,789	$1,333	$1,209	$1,913
Year ended September 30, 2001	$1,888	$2,902	$3,001	$1,789
Year ended October 1, 2000	$2,038	$1,485	$1,635	$1,888

(1)	Represents write-offs of bad debts