Form 10-Q
period 2002-12-29
REMEDYTEMP INC
filed 2003-02-04
CIK 1013467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-5260

REMEDYTEMP, INC.
(Exact name of registrant as specified in its charter)

California	95-2890471
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

101 Enterprise Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 425-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of January 31, 2003, there were 8,228,195 shares of Class A Common Stock and 1,213,950 shares of Class B Common Stock outstanding.

RemedyTemp, Inc.

INDEX

Page No.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 29, 2002 (unaudited) and September 29, 2002	3

Consolidated Statements of Income for the three fiscal months ended December 29, 2002 and December 30, 2001 (unaudited)	4

Consolidated Statements of Cash Flows for the three fiscal months ended December 29, 2002 and December 30, 2001 (unaudited)	5

Condensed Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	16

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes In Securities and Use of Proceeds	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits and Reports on Form8-K	18

SIGNATURES	20

CERTIFICATIONS	21

* No information provided due to inapplicability of item.

RemedyTemp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

ASSETS

	December 29, 2002	September 29, 2002

Current assets:
Cash and cash equivalents	$29,917	$26,101
Investments	24,675	23,021
Accounts receivable, net of allowance for doubtful accounts of $2,032 and $1,913, respectively	52,232	61,724
Prepaid expenses and other current assets	5,853	6,087
Deferred income taxes	7,144	7,144

Total current assets	119,821	124,077
Fixed assets, net	15,772	16,268
Other assets	2,203	2,035
Goodwill and intangibles, net of accumulated amortization of $948 and $946, respectively	4,291	4,293

Total Assets	$142,087	$146,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,858	$3,151
Accrued workers’ compensation (Note 3)	22,087	20,135
Accrued payroll, benefits and related costs	9,558	13,787
Accrued licensees’ share of gross profit	2,081	2,866
Other accrued expenses	2,589	3,621

Total current liabilities	38,173	43,560
Deferred income taxes	90	90

Total liabilities	38,263	43,650

Commitments and contingent liabilities (Note 5)

Shareholders’ equity (Note 4):
Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $.01 par value; authorized 50,000 shares; 8,256 and 8,142 issued and outstanding at December 29, 2002 and September 29, 2002, respectively	83	82
Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,214 and 1,253 issued and outstanding at December 29, 2002 and September 29, 2002, respectively	12	13
Additional paid-in capital	40,941	39,923
Unearned compensation	(5,395)	(4,728)
Retained earnings	68,183	67,733

Total shareholders’ equity	103,824	103,023

Total Liabilities and Shareholders’ Equity	$142,087	$146,673

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 29, 2002	December 30, 2001
Direct sales	$70,268	$62,787
Licensed franchise sales	49,950	51,504
Franchise royalties	570	463
Initial franchise fees	6	6

Total revenues	120,794	114,760
Cost of direct sales	57,781	50,550
Cost of licensed sales	39,887	39,793
Licensees’ share of gross profit	6,721	8,009
Selling and administrative expenses	15,145	14,495
Depreciation and amortization	1,209	1,407

Income from operations	51	506
Other income:
Interest income, net	339	239
Other, net	149	273

Income before provision for income taxes	539	1,018

Provision for income taxes	89	326

Net income	$450	$692

Net income per share, basic (Note 2)	$0.05	$0.08

Weighted-average number of shares, basic	9,000	8,956

Net income per share, diluted (Note 2)	$0.05	$0.08

Weighted-average number of shares, diluted	9,140	8,985

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

(unaudited)

	Three Months Ended
	December 29, 2002	December 30, 2001
Cash flows from operating activities:
Net income	$450	$692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,209	1,407
Provision for losses on accounts receivable	381	354
Restricted stock compensation expense	298	43
Changes in assets and liabilities:
Trading investments	(473)	(419)
Accounts receivable	9,111	7,579
Prepaid expenses and other current assets	234	64
Other assets	(169)	(153)
Accounts payable	(1,293)	(1,496)
Accrued workers’ compensation	1,952	1,963
Accrued payroll, benefits and related costs	(4,229)	(2,731)
Accrued licensees’ share of gross profit	(785)	(538)
Other accrued expenses	(1,032)	(282)
Income taxes payable	—	(875)

Net cash provided by operating activities	5,654	5,608

Cash flows from investing activities:
Purchase of fixed assets	(710)	(796)
Purchase of available-for-sale investments	(9,181)	(2,488)
Proceeds from maturity of available-for-sale investments	8,000	—
Purchase of franchises, net of assets acquired	—	(70)

Net cash used in investing activities	(1,891)	(3,354)

Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan activity	53	—

Net cash provided by financing activities	53	—

Net increase in cash and cash equivalents	3,816	2,254
Cash and cash equivalents at beginning of period	26,101	37,362

Cash and cash equivalents at end of period	$29,917	$39,616

Other cash flow information:
Cash paid during the period for interest	$8	$53
Cash paid during the period for income taxes	$119	$1,201

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)

(unaudited)

1.    Basis of Presentation

The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of December 29, 2002, and its results of operations and cash flows for the thirteen weeks ended December 29, 2002 and December 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2002 for the year ended September 29, 2002. The results of operations for the thirteen weeks ended December 29, 2002 may not be indicative of the results of operations that can be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation

2.    Earnings Per Share Disclosure

Earnings per share is calculated as follows:

	Three Fiscal Months Ended
	December 29, 2002			December 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amounts	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
Basic EPS
Income available to common shareholders	$450	9,000	$0.05	$692	8,956	$0.08

Effect of Dilutive Securities
Stock options and restricted stock	$—	140		$—	29

Diluted EPS
Income available to common shareholders plus assumed conversions	$450	9,140	$0.05	$692	8,985	$0.08

Potential common shares of 404 and 926 for the three fiscal months ended December 29, 2002 and December 30, 2001, respectively, have been excluded from the calculation of diluted shares because the effect of their inclusion would be antidilutive.

3.    Workers’ Compensation

Remedy provides workers’ compensation insurance to its temporary associates and to its colleagues. Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states (referred to as non-monopolistic states), the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration. Each contract covers all workers’ compensation claim costs greater than a specified deductible, on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500 for all subsequent claims). The insurance carrier is responsible for incremental losses in excess of the deductible amount.

Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which

RemedyTemp, Inc.

they occur. The estimated remaining deductible liability under the aforementioned contracts as of December 29, 2002 is approximately $16,286. The Company is contractually required to maintain irrevocable letters of credit aggregating $31,100 to collateralize its remaining obligations under these workers’ compensation insurance contracts. Additionally, the Company has an aggregate $5,801 liability recorded at December 29, 2002 for additional premiums due under previous guaranteed cost policies and premiums due under current policies in monopolistic states.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and is currently in liquidation. The Company is in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program as discussed in Note 5.

4.    Restricted Stock Awards

During the first quarter of fiscal 2003, the Compensation Committee of the Board of Directors authorized and issued 70 additional shares of restricted Class A Common Stock to certain officers of the Company (the “Restricted Stock”) under the Incentive Plan. These shares have no purchase price and cliff vest after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. Based upon the fair market value of its Class A Common Stock on the respective grant dates, the Company recorded unearned compensation totaling $966 during the first quarter of fiscal 2003, as a component of shareholders’ equity, in connection with the Restricted Stock grants. The unearned compensation is currently being amortized and charged to operations over the initial five year vesting period.

5.    Litigation

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

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s customers in those claims. The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims). The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s clients and their insurance carriers. Remedy has filed a motion for reconsideration of the decision of the WCAB Administrative Law Judge to the entire WCAB and has asked that the WCAB continue the stay of the matter until the appeal process has been

RemedyTemp, Inc.

exhausted. Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and that the Company will suffer no loss.

In the event of an unfavorable outcome, Remedy expects that it would reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering such clients’ insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. Accordingly, the Company believes that at this time, a range of loss cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statement of income. To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17,000-$19,000, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary. There are inherent limitations in the actuarial process given the significant judgment required in estimating the ultimate developed cost of the claims. As such, this amount could have differed if different assumptions had been utilized. Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information. Further, as stated above, the Company strongly cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs, and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

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

6.    New Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 142 (Goodwill and Other Intangible Assets). Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 is effective for the Company beginning September 30, 2002.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. A company has six months from the date of adoption to complete the first step. Remedy is currently in the process of identifying any potential impairment and will complete the first step of SFAS No. 142 by the end of the second quarter of fiscal 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company will undertake the second step of the goodwill impairment test, as necessary, based upon the results of the first step currently underway. Any required impairment charge will be recorded net of tax, effective as of September 30, 2002, as a cumulative change in accounting principle. Net income will be reduced by the amount of the after-tax impairment charge. For the quarter ended December 30, 2001, the Company recorded goodwill amortization of $64. Excluding this amortization expense and the related tax impact, net income for the three months ended December 30, 2001 would have been $730, or $0.08 per diluted share. As of December 29, 2002, the Company had $4,283 of goodwill (net of $922 in accumulated amortization).

In October 2001, the FASB issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 supersedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of) but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company’s consolidated financial statements.

RemedyTemp, Inc.

In June 2002, the FASB Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3 (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe the adoption of SFAS No. 146 will have a material impact on the Company’s consolidated financial statements.

RemedyTemp, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management’s discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of the Company. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will” or “future”). Accordingly, the Company’s actual results and financial position may differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation, the success of RemX® Financial Staffing, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various cost relating to temporary workers and personnel such as state unemployment insurance and workers’ compensation costs, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees/licensees, the outcome of litigation matters and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial conditions and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

RemedyTemp, Inc.

Results of Operations

For the Three Fiscal Months Ended December 29, 2002 Compared to the Three Fiscal Months Ended December 30, 2001

Total revenues increased 5.3%, or $6.0 million, to $120.8 million for the three fiscal months ended December 29, 2002 from $114.8 million for the three fiscal months ended December 30, 2001. Direct revenues increased 11.9% to $70.3 million from $62.8 million, licensed franchise revenues decreased 3.0% to $50.0 million from $51.5 million and traditional franchise royalties increased 23.1% to $0.6 million from $0.5 million for the three fiscal months ended December 29, 2002 and December 30, 2001, respectively. The overall increase in revenues represents the second consecutive quarter of year-over-year revenue growth for the Company. The Company believes this, along with other key industry and economic indicators (including U.S. Department of Labor statistics for the temp help sector), are signs of modest economic improvement as compared to the general sluggishness experienced in the latter half of fiscal 2001 and throughout fiscal 2002. However, there can be no assurances that this trend will continue and that the Company’s revenues will increase. The Company’s light industrial revenues overall increased to approximately 69.4% of total revenues from 65.4% in the prior year. This is notable as well, given that industry analysts believe that the manufacturing sector (which encompasses the Company’s light industrial classification) was adversely affected early in the economic downturn and has historically led the subsequent economic recovery.

The mix between direct revenues, licensed franchise revenues and traditional franchise royalties shifted with direct revenues accounting for 58.2% of total revenues for the three months ended December 29, 2002 as compared to 54.7% for the three months ended December 30, 2001. This shift resulted primarily from i) fewer licensed franchise offices in the current year as a result of closures related to reduced business and the non-renewal of expired licensed franchisee agreements, ii) incremental revenues generated from new Company-owned traditional and specialty staffing offices as discussed below and iii) light industrial revenue growth at Company-owned offices. Historically, light industrial revenues comprise a larger percentage of direct revenues than of licensed franchise revenues. While licensed franchise offices have experienced growth in their fiscal 2003 light industrial business, the majority of the light industrial revenue growth in the current year was generated by Company-owned offices. This overall shift in mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

During the second quarter of fiscal 2002, the Company launched its financial staffing division RemX® Financial Staffing and has opened twelve Company-owned financial staffing offices (nine in fiscal 2002 and three in the first quarter fiscal 2003). RemX® Financial Staffing is exclusively a Company-owned operation. Additionally, the Company opened several other Company-owned offices since the prior year in various target markets and closed certain recruiting locations and underperforming branches. The Company continues to strategically evaluate its existing and target markets and intends to continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate. The Company’s ability to increase revenues depends significantly on its ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and Company-owned office managers and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to the temporary associates, increased 8.1%, or $7.3 million, to $97.7 million for the three fiscal months ended December 29, 2002 from $90.3 million for the three fiscal months ended December 30, 2001. Total cost of direct and licensed sales as a percentage of revenues was 80.9% for the three fiscal months ended December 29, 2002 compared to 78.7% for the three fiscal months ended December 30, 2001. This overall reduction in margin is a continued trend and is attributable to i) lower markup resulting from the continued pricing pressures experienced throughout the staffing industry, ii) the increasing shift in mix towards light industrial business noted above which is typically high volume/lower margin business, iii) increased workers’compensation costs and iv) reduced permanent placement business, whereby the Company receives a fee for placing and individual on a permanent basis. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company’s cost of direct and licensed franchise sales.

Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operations, as previously discussed. Licensees’ share of gross profit decreased 16.1%, or $1.3 million, to $6.7 million for the three fiscal months ended December 29, 2002 from $8.0 million for the three fiscal months ended December 30, 2001 due to an overall 14.1% decrease in licensed gross profits resulting from factors previously discussed, along with decreased permanent placement billings for which a licensed franchisee typically earns a larger percentage of the related gross margin. Licensees’ share of gross profit as a percentage of licensed gross

RemedyTemp, Inc.

profit was 66.8% for the three fiscal months ended December 29, 2002 as compared to 68.4% for the three fiscal months ended December 30, 2001.

Selling and administrative expenses increased 4.5%, or $0.7 million, to $15.1 million for the three fiscal months ended December 29, 2002 from $14.5 million for the three fiscal months ended December 30, 2001. The overall increase in selling and administrative expenses is attributed to the Company’s continued investment in revenue-generating projects, including RemX® Financial Staffing office openings and expansion of its telemarketing department, offset by the benefits realized from the cost containment initiatives launched in recent years. The Company remains diligent in its efforts to enhance productivity and increase operational efficiency in a cost effective manner. Selling and administrative expenses as a percentage of total revenues were 12.5% for the three fiscal months ended December 29, 2002 as compared to 12.6% for the three fiscal months ended December 30, 2001. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

Depreciation and amortization decreased 14.1%, or $0.2 million, to $1.2 million for the three fiscal months ended December 29, 2002 from $1.4 million for the three fiscal months ended December 30, 2001. This decrease results from older computer equipment becoming fully depreciated coupled with controlled levels of new capital expenditures. Additionally, the Company was required to discontinue goodwill amortization in the current year in connection with its initial adoption of Statement of Financial Accounting Standards No. 142 as discussed in Note 6 to the Consolidated Financial Statements.

Income from operations of $0.1 million for the three fiscal months ended December 29, 2002 represents a decrease of 89.9%, or $0.5 million, from operating income generated in the three fiscal months ended December 30, 2001 as a result of the factors described above.

Net income decreased 35.0%, or $0.2 million, to $0.5 million for the three fiscal months ended December 29, 2002 from $0.7 million for the three fiscal months ended December 30, 2001 due to the factors described above and reduced customer late fee income, offset by increased interest income and a lower estimated annual effective tax rate (as discussed below). As a percentage of total revenues, net income was 0.4% for the three fiscal months ended December 29, 2002 compared to 0.6% for the three fiscal months ended December 30, 2001.

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

Liquidity and Capital Resources

The Company’s balance sheet and cash flow remain strong. The Company has $54.6 million in cash and investments as of December 29, 2002, an increase of $10.4 million from the corresponding prior year period, and it continues to be debt free. Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, as necessary. Generally, the Company’s principal uses of cash are for working capital needs, direct office openings, capital expenditures (including management information systems initiatives) and franchise acquisitions. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

Cash provided by operating activities was $5.7 million for the three fiscal months ended December 29, 2002 and $5.6 million for the three fiscal months ended December 30, 2001. Cash from operating activities was impacted by timing of receivables collections, as well as the timing of vendor and tax payments.

Prior to fiscal 2002, the Company invested its excess cash primarily in cash equivalents (e.g., money market accounts, overnight investments and debt securities with original maturities less than 90 days). During fiscal 2002, and as a result of the strong cash position generated from operations, the Company expanded its investment portfolio to include highly rated debt securities with maturities ranging from 3 months to 3 years. Net cash outflows related to available-for-sale

RemedyTemp, Inc.

investments were $1.2 million during the first fiscal quarter 2003 as compared to $2.5 million in the corresponding prior year period.

Cash used for purchases of fixed assets, including information systems software, was $0.7 million for the three fiscal months ended December 29, 2002 and $0.8 million for the three fiscal months ended December 30, 2001. The Company continues to invest in computer-based technologies and direct office openings and anticipates $5.0 million in related capital expenditures during the next twelve months.

As discussed in Note 3 to the Consolidated Financial Statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. Effective April 1, 2001, the Company contracted with independent, third-party carriers for workers’ compensation insurance and claims administration in the majority of states. The Company is self-insured for its deductible liability under these insurance contracts ($250,000 per occurrence for claims incurred from April 1, 2001 to March 31, 2002 and $500,000 per occurrence for all subsequent claims). All losses and expenses for individual claims in excess of the applicable deductible amounts would be paid by the appropriate insurance carrier. Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and is currently in liquidation. The Company is in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program as discussed below in Part II, Item 1. Legal Proceedings. An unfavorable outcome in this matter could adversely affect the Company’s liquidity and results of operations.

The Company anticipates that its national expansion plans will include increasing market presence in certain identified geographic regions. Due to exclusive territory rights contractually granted to its traditional and licensed franchisees, the Company may be limited in certain instances from opening Company-owned offices in those identified geographic areas. Additionally, the franchisee(s) may not have the resources to expand the existing franchised operation(s). As a result, from time to time, the Company has selectively purchases franchised operations to facilitate its expansion plans. During first quarter fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois), and none in the corresponding current year period. The Company is contemplating the continued selective repurchase of licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions.

During fiscal 2002, the Company launched RemX® Financial Staffing, a new Company-owned business division focused on providing financial personnel on a temporary, temp-to-hire or direct hire basis in major markets nationwide. The Company has opened twelve RemX® Financial Staffing offices and anticipates opening three to five additional offices during the remainder of fiscal 2003, while continuing to evaluate possible strategic acquisitions. Such office openings and potential acquisitions may have an impact on future liquidity.

Concurrent with the expiration of its previous credit facility on July 31, 2002, the Company entered into a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million available in letters of credit. The line of credit is unsecured and interest on outstanding borrowings is generally payable quarterly. The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 1.125% to 1.375% based upon specified financial covenants. The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. This credit agreement required the Company to maintain certain financial ratios and comply with certain restrictive covenants. As of December 29, 2002, the Company was in compliance with all restrictive covenants and required ratios. The credit agreement expires on June 1, 2004.

RemedyTemp, Inc.

The Company has no borrowings outstanding as of December 29, 2002 and December 30, 2001. The Company has outstanding letters of credit totaling $31.1 million and $17.3 million as of December 29, 2002 and December 30, 2001, respectively, as contractually required under the terms of its workers’ compensation insurance agreements discussed above.

The Company may continue evaluating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

Critical Accounting Policies

The discussions and analyses of the Company’s consolidated financial condition and results of operations were based on the Company’s consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, accounts receivable, workers’ compensation costs, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. These estimates are based on historical experience and a variety of other assumptions believed reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The significant accounting policies applied in preparing the Company’s audited consolidated financial statements are described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the Securities and Exchange Commission on December 30, 2002. Policies that are considered critical are described below.

Revenue Recognition

The Company accounts for the revenues and the related direct costs in accordance Emerging Issues Task Force 99-19 (Reporting Revenue Gross as a Principal versus Net as an Agent). The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the income statement, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchised agreement, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its income statement and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements, the Company has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

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

RemedyTemp, Inc.

Workers’ Compensation Costs

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see Note 6 to the Consolidated Financial Statements), the Company no longer amortizes goodwill or indefinite-lived intangible assets effective the beginning of fiscal 2003. Instead, these assets must be reviewed for impairment at least annually using a two-step process. The Company is currently evaluating the effect that the adoption of SFAS No. 142 may have on its consolidated financial position. Impairment, under SFAS No. 142, is based on the valuation of individual reporting units. The valuation methods used include estimated net present value of projected future cash flows of these reporting units. If actual results are substantially lower, or if market discount rates increase, this could adversely affect the valuations and may result in additional future impairment charges.

Other Long-Lived Assets

Management assesses potential impairment of the Company’s other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. When the sum of the expected, undiscounted future net cash flows is less than the carrying value of an asset, an impairment loss will be recognized.

Income Taxes

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

RemedyTemp, Inc.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, which adversely affect the value of its available for sales investments. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve, assuming all other factors remain constant, would not materially affect the fair value of the Company’s interest sensitive financial instruments at December 29, 2002. Declines in interest rates over time will, however, reduce the Company’s interest income.

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

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s customers in those claims. The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims). The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s clients and their insurance carriers. Remedy has filed a motion for reconsideration of the decision of the WCAB Administrative Law Judge to the entire WCAB and has asked that the WCAB continue the stay of the matter until the appeal process has been exhausted. Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and that the Company will suffer no loss.

In the event of an unfavorable outcome, Remedy expects that it would reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering such clients’ insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. Accordingly, the Company believes that at this time, a range of loss cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statement of income. To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17-$19 million, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary. There are inherent limitations in the actuarial process given the significant judgment required in estimating the ultimate developed cost of the claims. As such, this amount could have differed if different assumptions had been utilized. Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information. Further, as stated above, the Company strongly cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs, and (ii) it expects to ultimately prevail and that it will suffer no loss.

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

RemedyTemp, Inc.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (f)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

10.2	Paul W. Mikos Employment Agreement, as amended (j)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	Alan M. Purdy Change in Control Severance Agreement (i)

10.7	Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (l)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	Amended and Restated Employment Agreement for Greg Palmer (n)

10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

10.25	Form of Licensing Agreement for i/Search 2000® (f)

10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (o)

10.27	Paul W. Mikos Severance Agreement and General Release (k)

10.28	Gunnar B. Gooding Employment and Severance Letter (m)

10.29	Cosmas N. Lykos Employment and Severance Letter (m)

10.30	Alan M. Purdy Retirement Agreement and General Release (o)

10.31	Monty Houdeshell Employment Letter (p)

99.1	Chief Executive Officer and Chief Financial Officer Certification of Form 10-Q

RemedyTemp, Inc.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(j)
Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(b)    Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

RemedyTemp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

February 3, 2003	/s/ GREG PALMER
Greg Palmer, President and Chief Executive Officer

February 3, 2003	/s/ MONTY A. HOUDESHELL
Monty A. Houdeshell, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 3, 2003	/s/ JOHN D. SWANCOAT
John D. Swancoat, Controller (Principal Accounting Officer)

RemedyTemp, Inc.

CERTIFICATIONS

I, Greg Palmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RemedyTemp, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2002

/s/    GREG PALMER

Greg Palmer
President and Chief Executive Officer
RemedyTemp, Inc.
(Principal Executive Officer)

RemedyTemp, Inc.

I, Monty A. Houdeshell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RemedyTemp, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2002

/s/    MONTY A. HOUDESHELL

Monty A. Houdeshell
Senior Vice President and Chief Financial Officer
RemedyTemp, Inc.
(Principal Financial Officer)

RemedyTemp, Inc.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (f)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

10.2	Paul W. Mikos Employment Agreement, as amended (j)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	Alan M. Purdy Change in Control Severance Agreement (i)

10.7	Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (l)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	Amended and Restated Employment Agreement for Greg Palmer (n)

10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

10.25	Form of Licensing Agreement for i/Search 2000® (f)

10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (o)

10.27	Paul W. Mikos Severance Agreement and General Release (k)

10.28	Gunnar B. Gooding Employment and Severance Letter (m)

10.29	Cosmas N. Lykos Employment and Severance Letter (m)

10.30	Alan M. Purdy Retirement Agreement and General Release (o)

10.31	Monty Houdeshell Employment Letter (p)

99.1	Chief Executive Officer and Chief Financial Officer Certification of Form 10-Q

RemedyTemp, Inc.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(j)
Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002