Form 10-Q
period 2003-03-30
REMEDYTEMP INC
filed 2003-05-14
CIK 1013467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

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

          As of May 9, 2003 there were 8,474,970 shares of Class A Common Stock and 1,197,950 shares of Class B Common Stock outstanding.

RemedyTemp, Inc.

* No information provided due to inapplicability of item.

RemedyTemp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	March 30, 2003 (unaudited)	September 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$28,049	$26,101
Investments	26,920	23,021
Accounts receivable, net of allowance for doubtful accounts of $2,235 and $1,913, respectively	53,006	61,724
Prepaid expenses and other current assets	3,515	5,745
Deferred and current income taxes	12,423	7,486

Total current assets	123,913	124,077
Fixed assets, net	15,058	16,268
Other assets	1,843	2,035
Intangible assets, net of accumulated amortization of $80 and $24, respectively	1,795	10
Goodwill	2,173	4,283

Total Assets	$144,782	$146,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$956	$3,151
Accrued workers’ compensation (Note 5)	26,480	20,135
Accrued payroll, benefits and related costs	13,431	13,787
Accrued licensees’ share of gross profit	2,262	2,866
Other accrued expenses	2,635	3,621

Total current liabilities	45,764	43,560
Deferred income taxes	90	90

Total liabilities	45,854	43,650
Commitments and contingent liabilities
Shareholders’ equity (Note 6):
Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $.01 par value; authorized 50,000 shares; 8,469 and 8,142 issued and outstanding at March 30, 2003 and September 29, 2002, respectively	85	82
Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,198 and 1,253 issued and outstanding at March 30, 2003 and September 29, 2002, respectively	12	13
Additional paid-in capital	42,807	39,923
Unearned compensation	(6,926)	(4,728
Retained earnings	62,950	67,733

Total shareholders’ equity	98,928	103,023

Total Liabilities and Shareholders’ Equity	$144,782	$146,673

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended

	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Direct sales	$73,300	$66,846	$143,568	$129,633
Licensed franchise sales	42,183	39,247	92,133	90,751
Franchise royalties	346	475	916	938
Initial franchise fees	6	—	12	6

Total revenues	115,835	106,568	236,629	221,328
Cost of direct sales	64,777	54,788	122,558	105,338
Cost of licensed franchise sales	33,605	30,362	73,492	70,155
Licensees’ share of gross profit	5,640	5,975	12,361	13,984
Selling and administrative expenses	16,369	14,264	31,514	28,759
Depreciation and amortization	1,299	1,308	2,508	2,715

(Loss) income from operations	(5,855)	(129)	(5,804)	377
Other income:
Interest income, net	63	161	402	400
Other, net	228	212	377	485

(Loss) income before income taxes	(5,564)	244	(5,025)	1,262
(Benefit from) provision for income taxes	(2,752)	53	(2,663)	379

(Loss) income before cumulative effect of adoption of a new accounting standard	(2,812)	191	(2,362)	883
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634	––	––	(2,421)	––

Net (loss) income	$(2,812)	$191	$(4,783)	$883

Earnings per share – basic and diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.31)	$0.02	$(0.26)	$0.10
Cumulative effect of adoption of a new accounting standard, net of incomes taxes	––	––	(0.27)	––

Net (loss) income – basic and diluted	$(0.31)	$0.02	$(0.53)	$0.10

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

(unaudited)

	Six Months Ended

	March 30, 2003	March 31, 2002

Cash flows from operating activities:
Net (loss) income	$(4,783)	$883
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	2,421	––
Depreciation and amortization	2,508	2,715
Provision for losses on accounts receivable	759	734
Restricted stock compensation expense	635	307
Changes in assets and liabilities:
Trading investments	(622)	(447)
Accounts receivable	7,959	8,599
Prepaid expenses and other current assets	2,230	(224)
Other assets	192	801
Accounts payable	(2,195)	(816)
Accrued workers’ compensation	6,345	4,637
Accrued payroll, benefits and related costs	(356)	(1,216)
Accrued licensees’ share of gross profit	(604)	(731)
Other accrued expenses	(986)	(164)
Deferred and current income taxes	(3,303)	(1,748)

Net cash provided by operating activities	10,200	13,330

Cash flows from investing activities:
Purchase of fixed assets	(1,242)	(1,462)
Purchase of available-for-sale investments	(15,277)	(6,370)
Proceeds from maturity of available-for-sale investments	12,000	1,487
Acquisitions of franchises	(3,786)	(1,563)

Net cash used in investing activities	(8,305)	(7,908)

Cash flows from financing activities:
Proceeds from stock option activity	—	14
Proceeds from stock purchase plan activity	53	57

Net cash provided by financing activities	53	71

Net increase in cash and cash equivalents	1,948	5,493
Cash and cash equivalents at beginning of period	26,101	37,362

Cash and cash equivalents at end of period	$28,049	$42,855

Other cash flow information:
Cash paid during the period for interest	$197	$104
Cash paid during the period for income taxes	$640	$2,063

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)

(unaudited)

1.     Basis of Presentation

        The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”).  These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of March 30, 2003, and its results of operations and cash flows for the twenty-six weeks ended March 30, 2003 and March 31, 2002.  All significant intercompany accounts and transactions have been eliminated in consolidation.  As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2002 for the year ended September 29, 2002.  The results of operations for the six fiscal months ended March 30, 2003 may not be indicative of the results of operations that can be expected for the full year.  Certain prior year balances have been reclassified to conform to the current year presentation.

2.     Earnings Per Share Disclosure

        Earnings per share is calculated as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended

	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Numerator:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2,812)	$191	$(2,362)	$883
Cumulative effect of adoption of a new accounting standard, net of income taxes	––	––	(2,421)	––

Net (loss) income	$(2,812)	$191	$(4,783)	$883

Denominator:
Basic -weighted average common shares outstanding	9,042	8,957	9,039	8,957
Dilutive effect of stock options and restricted stock	—	77	—	44

Diluted -weighted average common shares outstanding	9,042	9,034	9,039	9,001

Earnings per share -Basic and Diluted
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.31)	$0.02	$(0.26)	$0.10
Cumulative effect of adoption of a new accounting standard, net of income taxes	––	––	(0.27)	––

Net (loss) income -basic and diluted	$(0.31)	$0.02	$(0.53)	$0.10

          Potential common shares of 667 and 362 for the three fiscal months ended March 30, 2003 and March 31, 2002, respectively, and 568 and 579, for the six fiscal months then ended, respectively, have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

RemedyTemp, Inc.

3.     Cumulative Effect of Adoption of a New Accounting Standard

        The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective September 30, 2002. SFAS No. 142 eliminates the amortization of goodwill. Instead, goodwill is reviewed for impairment upon adoption, and at least annually thereafter, using a two-step process.   In connection with the initial impairment tests, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guideline publicly traded company multiples and comparable transactions.  As a result of these impairment tests, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value in accordance with SFAS No. 142. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statements of income.

        In accordance with SFAS No. 142, no amortization of goodwill was recorded for the three and six fiscal months ended March 30, 2003. For the three and six fiscal months ended March 31, 2002, the Company recorded goodwill amortization of $65 and $129, respectively.  Excluding this amortization expense and the related tax impact, net income for the three and six fiscal months ended March 31, 2002 would have been $230, or $0.03 per diluted share and $959, or $0.11 per diluted share, respectively.

4.     Purchase of Franchised Operations

        From time to time, the Company may selectively purchase traditional and licensed franchise operations to facilitate its expansion plans of increased market presence in identified geographic regions.  In March 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several office locations throughout the state.  Results of operations for the acquired licensed operations are recorded in accordance with the Company’s related revenue recognition policy until the acquisition date.  Subsequent to the acquisition date, the direct office revenue recognition policy is utilized.  Had the results of operations for the licensed franchise operation been shown as of the beginning of the current and preceding fiscal years, the consolidated financial results would not be significantly different.  The purchase price of $3,786 will be allocated to the assets acquired (including identifiable intangible assets) and liabilities assumed based upon their estimated fair values at the date of acquisition.  Given the timing of the acquisition relative to the quarter end, the Company has not finalized the purchase price allocation and expects to complete the allocation during the third fiscal quarter of 2003. During the first half of fiscal 2002, the Company made earnout payments related to a previous acquisition in accordance with the provisions of the purchase agreement.

5.     Workers’ Compensation

        Remedy provides workers’ compensation insurance to its temporary associates and to its colleagues.  Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states, the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration.  Each annual contract covers all workers’ compensation claim costs greater than a specified deductible amount, on a “per occurrence” basis.  The Company is self-insured for its deductible liability ($250 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500 for all subsequent claims).  The insurance carrier is responsible for incremental losses in excess of the applicable deductible amount.

        Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information.  These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry.  The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  The estimated remaining deductible liability under the aforementioned contracts as of March 30, 2003 is approximately $20,963.

        The Company is contractually required to maintain irrevocable letters of credit to collateralize its remaining obligations under these workers’ compensation insurance contracts.  The level of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be reduced periodically.  At March 30, 2003, the Company had outstanding letters of credit totaling $28,528 relating to these contracts. The Company is currently

RemedyTemp, Inc.

negotiating the additional collateral requirements resulting from the renewal of its annual insurance policy effective April 1, 2003.  The Company anticipates the required collateral will increase approximately $14,800 in aggregate and expects to satisfy that obligation through use of additional letters of credit or restricted cash (or a combination thereof).

        The Company also has an aggregate $5,517 liability recorded at March 30, 2003 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

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

6.     Restricted Stock Awards

        During fiscal 2003, the Compensation Committee of the Board of Directors authorized the issuance of 295 shares of restricted Class A Common Stock to certain officers of the Company (the “Restricted Stock”) under the Incentive Plan.  These shares have no purchase price and cliff vest after five years.  However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved.  All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause.  Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter.  Based upon the fair market value of its Class A Common Stock on the respective grant dates, the Company recorded unearned compensation totaling $3,222 during the first half of fiscal 2003, as a component of shareholders’ equity, in connection with the Restricted Stock grants.  The unearned compensation is currently being amortized and charged to operations over the initial five year vesting period.  During fiscal 2003, 28,000 shares were forfeited.

7.     Litigation

        On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., its wholly-owned subsidiaries (Remedy Intelligent Staffing, Inc. and Remedy Temporary Services, Inc.), Karin Somogyi, Paul W. Mikos and Greg Palmer (the “Complaint”).  The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy’s traditional and licensed franchisees.  The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive practices, and restitution and equitable relief.  The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage.  Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification.  Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor.  At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

        In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance.  At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance.  The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities.  Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively.  On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s Customers.  The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s Customers in those claims.  The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims).  The trial occurred on September 20, 2002.  The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s Customers and their insurance carriers.  Remedy then filed a motion for reconsideration of the decision by the WCAB Administrative Law Judge to the entire WCAB.  On March 28, 2003, the entire WCAB affirmed the ruling of the Administrative Law Judge and, as a result, the Company now seeks

RemedyTemp, Inc.

review of this matter in the California Court of Appeals.  The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the appeals process has been exhausted.  Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and, accordingly, the Company will suffer no loss.

        Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision.  In the event of an unfavorable outcome, Remedy expects that it would reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter.  If CIGA is permitted to join Remedy’s Customers, thus triggering the client’s insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage.  At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage.  Accordingly, the Company believes that at this time, a range of loss cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statements of income.  To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17,000-$19,000, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary.  There are inherent limitations in the actuarial process given the significant judgment required in estimating the ultimate developed cost of the claims.  As such, this amount could have differed if different assumptions had been utilized.  Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information.  Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

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

8.     Subsequent Event

        In an effort to further reduce costs and enhance operating margins, subsequent to March 30, 2003 the Company announced its plans to reduce headcount by 5% through the elimination of certain non-revenue producing positions and to close approximately 10% of its company-owned locations, specifically those that are under-performing or primarily dedicated to recruiting activities.  The Company is currently implementing those plans and finalizing the related analysis of both the short-term and long-term financial impact to the Company.

RemedyTemp, Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, management’s discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of the Company.  All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will” or “future”).  Accordingly, the Company’s actual results and financial position may differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the performance of RemX® Financial Staffing, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various cost relating to temporary workers and personnel such as state unemployment insurance and workers’ compensation costs, the Company’s ability to expand its sales capacity and channels,  to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees/licensees, the outcome of litigation and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial conditions and results of operations.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

RemedyTemp, Inc.

Results of Operations

For the Three Fiscal Months Ended March 30, 2003 Compared to the Three Fiscal Months Ended March 31, 2002

        Total revenues increased 8.7%, or $9.3 million, to $115.8 million for the three fiscal months ended March 30, 2003 from $106.6 million for the three fiscal months ended March 31, 2002.  Direct revenues increased 9.7% to $73.3 million from $66.8 million, licensed franchise revenues increased 7.5% to $42.2 million from $39.2 million and traditional franchise royalties decreased 27.2% to $0.3 million from $0.5 million for the three fiscal months ended March 30, 2003 and March 31, 2002, respectively.  This overall year-over-year revenue growth is a continuation of a trend experienced during the latter part of fiscal 2002.  The Company believes while this, along with other industry and economic indicators (including U.S. Department of Labor statistics for the temporary help sector) are positive signs of modest economic improvement, there is still some general sluggishness in the economy and, as a result, there can be no assurances that this trend will continue and that the Company’s revenues will increase.  The Company’s light industrial revenues increased 7.2% over the prior year period, which is notable as well, given that industry analysts believe that the manufacturing sector (which encompasses the Company’s light industrial classification) was adversely affected early in the economic downturn and has historically led the subsequent economic recovery.

        The mix between direct revenues, licensed franchise revenues and traditional franchise royalties continued to shift with direct revenues accounting for 63.3% of total revenues for the three months ended March 30, 2003 as compared to 62.7% for the three months ended March 31, 2002.  This shift resulted primarily from i) fewer licensed franchise offices in the current year as a result of the acquisition of a licensed franchise during the second quarter of fiscal 2003 (see Note 4 to the Consolidated Financial Statements), closures related to reduced business and the non-renewal of expired licensed franchisee agreements, and ii) incremental revenues generated from new Company-owned traditional and specialty staffing offices, as discussed below. This overall shift in mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

        Historically, light industrial revenues comprise a larger percentage of direct revenues than of licensed franchise revenues.  While that remains true for the second quarter of fiscal 2003, direct light industrial revenues as a percentage of total direct revenues decreased slightly due to concerted diversification efforts.  In light of continued margin pressures, the Company has initiated a long-term strategy intended to manage its direct office business mix in order to maximize its operating margins.  Licensed office light industrial revenues increased as a percentage of licensed revenues due primarily to the addition of a large new customer and continued growth overall.

        During the second quarter of fiscal 2002, the Company launched its financial staffing division RemX® Financial Staffing and since then has opened 14 Company-owned financial staffing offices, including five in fiscal 2003.  RemX® Financial Staffing is exclusively a Company-owned operation.  Additionally, the Company opened several other Company-owned offices since the prior year in various target markets and closed certain recruiting locations and under performing branches.  The Company continues to strategically evaluate its existing and target markets and intends to continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate.  The Company’s ability to increase revenues depends significantly on its ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and Company-owned office managers and manage newly opened offices to maturity.  There can be no assurance that the Company’s revenues will increase.

        Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to the temporary associates, increased 15.5%, or $13.2 million, to $98.4 million for the three fiscal months ended March 30, 2003 from $85.2 million for the three fiscal months ended March 31, 2002.  Total cost of direct and licensed sales as a percentage of revenues was 84.9% for the three fiscal months ended March 30, 2003 compared to 79.9% for the three fiscal months ended March 31, 2002.  This overall reduction in margin is a continued trend and is attributable to i) lower markups resulting from the continued pricing pressures experienced throughout the staffing industry, ii) increased workers’ compensation costs, including a $3.8 million cumulative adjustment to its claims reserves subsequent to an actuarial analysis in March 2003 which resulted in revised loss development factors for all claims incurred since April 2001, and iii) sharp increases in state unemployment insurance costs.  Many factors, including increased wage costs or other employment expenses, could adversely affect the Company’s cost of direct and licensed franchise sales.

        Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operations, as previously discussed.  Licensees’ share of gross profit decreased

RemedyTemp, Inc.

5.6%, or $0.3 million, to $5.6 million for the three fiscal months ended March 30, 2003 from $6.0 million for the three fiscal months ended March 31, 2002 due to an overall 3.5% decrease in licensed gross profits resulting from those factors previously discussed, along with decreased permanent placement billings for which a licensed franchisee typically earns a larger percentage of the related gross margin.  Licensees’ share of gross profit as a percentage of licensed gross profit was 65.7% for the three fiscal months ended March 30, 2003 as compared to 67.2% for the three fiscal months ended March 31, 2002.

        Selling and administrative expenses increased 14.8%, or $2.1 million, to $16.4 million for the three fiscal months ended March 30, 2003 from $14.3 million for the three fiscal months ended March 31, 2002. This overall increase is attributed to the Company’s continued investment in revenue-generating projects, including RemX® Financial Staffing office openings, strengthening the Company’s market presence in identified geographic locations and expansion of its telemarketing program.  Additionally, the Company experienced increased profit sharing expense ($0.7 million), group health insurance costs ($0.3 million) and various consulting costs ($0.2 million) during the second quarter of fiscal 2003, and wrote off capitalized software costs ($0.3 million) that could no longer be utilized.  Reduced legal fees ($0.5 million) offset these increases, as did the benefits realized from the Company’s ongoing cost containment initiatives.  The Company remains diligent in its efforts to enhance productivity and increase operational efficiency in a cost-effective manner.  Selling and administrative expenses as a percentage of total revenues were 14.1% for the three fiscal months ended March 30, 2003 as compared to 13.4% for the three fiscal months ended March 31, 2002.  There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues.  Increases in these expenses could adversely affect the Company’s profitability.

        Depreciation and amortization remained relatively flat for the three fiscal months ended March 30, 2003 as compared to the three fiscal months ended March 31, 2002.  This results from older computer equipment becoming fully depreciated coupled with controlled levels of new capital expenditures.  Additionally, the Company discontinued goodwill amortization in the current year in connection with its initial adoption of SFAS No. 142 as discussed in Note 3 to the Consolidated Financial Statements.

        The Company’s loss from operations of $5.9 million for the three fiscal months ended March 30, 2003 as compared to the operating loss of $0.1 million generated in the three fiscal months ended March 31, 2002 as a result of the factors described above.

        The Company incurred a net loss of $2.8 million for the three fiscal months ended March 30, 2003 as compared to net income of $0.2 million income for the three fiscal months ended March 31, 2002 due to the factors described above, reduced net interest income and changes in the Company’s effective tax rate (as discussed below).

        The Company’s overall annual effective tax rate reflects the expected benefit generated from Federal Work Opportunity and Welfare to Work Tax Credits.  The Internal Revenue Code provides these wage based tax credits to companies that employ personnel meeting certain defined eligibility criteria.  The Company has proactively implemented programs to recruit and place eligible associates in order to maximize the tax credits available.  When determining its annual effective tax rate, the Company considers the effect of expected Work Opportunity and Welfare to Work Tax Credits.  The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credit earned to date as well as current annual projections.  The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.  While the Company has an operating loss in fiscal 2003 for financial reporting purposes, the Company anticipates reporting taxable income in its tax returns based upon timing differences between book and tax treatment of various financial statement components.  As such, the Company expects to fully utilize the tax credits generated and has therefore reflected the expected benefit in its effective tax rate.

For the Six Fiscal Months Ended March 30, 2003 Compared to the Six Fiscal Months Ended March 31, 2002

        Total revenues increased 6.9%, or $15.3 million, to $236.6 million for the six fiscal months ended March 30, 2003 from $221.3 million for the six fiscal months ended March 31, 2002.  Direct revenues increased 10.7% to $143.6 million from $129.6 million, licensed franchise revenues increased 1.5% to $92.1 million from $90.8 million and traditional franchise royalties decreased 2.3% to $0.9 million for the six fiscal months ended March 30, 2003 and March 31, 2002, respectively.  The overall revenue growth is a continuation of a trend experienced during the latter part of fiscal 2002 as a result of modest general economic improvement.  The Company’s light industrial revenues increased 9.5% over the prior year which is notable, given that staffing industry analysts believe that the manufacturing sector (which encompasses the Company’s light industrial classification) was adversely affected early in the economic downturn and has historically led

RemedyTemp, Inc.

the subsequent economic recovery.  However, the Company continues to experience some sluggishness in the economy and, as a result, there can be no assurances that its growth trend will continue and that the Company’s revenues will increase.

        The mix between direct, licensed franchise and royalty revenues shifted with direct revenues accounting for 60.7% of total revenues for the six months ended March 30, 2003 as compared to 58.6% for the six months ended March 31, 2002. This shift resulted primarily from i) fewer licensed franchise offices in the current year as a result of the acquisition of a licensed franchise during the second quarter of fiscal 2003 (see Note 4 to the Consolidated Financial Statements), closures related to reduced business and the non-renewal of expired licensed franchisee agreements, and ii) incremental revenues generated from new Company-owned traditional and specialty staffing offices, as previously discussed. This overall shift in mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.  The Company’s ability to increase revenues depends significantly on the Company’s ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers and manage newly opened offices to maturity.  There can be no assurance that the Company’s revenues will increase.

        Historically, light industrial revenues comprise a larger percentage of direct revenues than of licensed franchise revenues.  While that remains true, direct light industrial revenues as a percentage of total direct revenues decreased to 72.4% for the six fiscal months ended March 30, 2003 as compared to 75.3% in the comparable prior year period.  This shift resulted from concerted diversification efforts in light of continued margin pressures.  The Company has initiated a long-term strategy to manage its direct office business mix in order to maximize its operating margins.  Licensed office light industrial revenues increased as a percentage of licensed revenues due primarily to the addition of a large new customer and continued growth overall.

        Total cost of direct and licensed sales increased 11.7%, or $20.6 million, to $196.1 million for the six fiscal months ended March 30, 2003 from $175.5 million for the six fiscal months ended March 31, 2002.  Total cost of direct and licensed sales as a percentage of revenues was 82.9% for the six fiscal months ended March 30, 2003 compared to 79.3% for the six fiscal months ended March 31, 2002. This overall reduction in margin is a continued trend and is attributable to i) lower markup resulting from the continued pricing pressures experienced throughout the staffing industry, ii) increased workers’ compensation costs, including the $3.8 million cumulative second quarter adjustment previously discussed, and iii) sharp increases in state unemployment insurance costs.  Many factors, including increased wage costs or other employment expenses, could adversely affect the Company’s cost of direct and licensed franchise sales.

        Licensees’ share of gross profit decreased 11.6%, or $1.6 million, to $12.4 million for the six fiscal months ended March 30, 2003 from $14.0 million for the six fiscal months ended March 30, 2003 due to an overall 9.5% decrease in licensed gross profits coupled with decreased permanent placement billings for which a licensee typically earns a larger percentage of the gross margin.  Licensees’ share of gross profit as a percentage of licensed gross profit was 66.3% for the six fiscal months ended March 30, 2003 compared to 67.9% for the six fiscal months ended March 31, 2002.

        Selling and administrative expenses increased 9.6%, or $2.8 million, to $31.5 million for the six fiscal months ended March 30, 2003 from $28.8 million for the six fiscal months ended March 31, 2002. This overall increase is primarily attributed to the Company’s continued investment in revenue-generating projects, including RemX® Financial Staffing office openings, strengthening its market presence in identified geographic locations and expansion of its telemarketing program.  Additionally, the Company experienced increased profit sharing expense ($0.8 million), group health insurance costs ($0.3 million) and various consulting costs ($0.3 million) during fiscal 2003, and wrote off capitalized software costs ($0.3 million) that could no longer be utilized.  These increases were offset by reduced legal fees ($0.7 million) and reduced telecommunication costs resulting from a favorable resolution regarding certain disputed items ($0.2 million), along with the benefits realized from the Company’s ongoing cost containment initiatives.  The Company remains diligent in its efforts to enhance productivity and increase operational efficiency in a cost-effective manner.  Selling and administrative expenses as a percentage of total revenues were 13.3% for the six fiscal months ended March 30, 2003 as compared to 13.0% for the six fiscal months ended March 31, 2002.  There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues.  Increases in these expenses could adversely affect the Company’s profitability.

        Depreciation and amortization decreased 7.6%, or $0.2 million, to $2.5 for the six fiscal months ended March 30, 2003 from $2.7 million for the six fiscal months ended March 31, 2002.  This resulted from older computer equipment becoming fully depreciated coupled with controlled levels of new capital expenditures.  Additionally, the Company

RemedyTemp, Inc.

discontinued goodwill amortization in the current year in connection with its initial adoption of SFAS No. 142 as discussed in Note 3 to the Consolidated Financial Statements.

        Loss from operations was $5.8 million for the six fiscal months ended March 30, 2003 as compared to operating income of $0.4 million for the six fiscal ended March 31, 2002 as a result of the factors described above.

        The Company incurred a net loss (before cumulative effect of adoption of a new accounting standard) of $2.4 million for the six fiscal months ended March 30, 2003 as compared to net income of $0.9 million for the six fiscal months ended March 31, 2002 due to the factors described above, reduced customer late fee income and revisions to the Company’s estimated effective tax rate resulting from expected benefits under the Federal Work Opportunity and Welfare to Work Tax Credit programs (as previously discussed).

        The cumulative effect of adoption of a new accounting standard of $2.4 million (net of tax of $1.6 million) for the six fiscal months ended March 30, 2003 represents the goodwill impairment charge resulting from the Company’s adoption of SFAS No. 142 effective the beginning of fiscal 2003, as discussed in Note 3 to the Consolidated Financial Statements.

        The Company generated a net loss of $4.8 million for the six fiscal months ended March 30, 2003 as compared to net income of $0.8 million for the six fiscal months ended March 31, 2002 due to the factors discussed above.

Liquidity and Capital Resources

        The Company’s balance sheet and cash flow remain strong.  The Company has $55.0 million in cash and investments as of March 30, 2003, an increase of $5.1 million from the corresponding prior year period, and it continues to be debt free.  Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, as necessary.  Generally, the Company’s principal uses of cash are for working capital needs, direct office openings, capital expenditures (including management information systems initiatives) and franchise acquisitions.  The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

        Cash provided by operating activities was $10.2 million for the six fiscal months ended March 30, 2003 and $13.3 million for the six fiscal months ended March 31, 2002.  Cash from operating activities, as compared to the preceding year, was impacted by reduced operating margins, timing of receivables collections, as well as the timing of vendor and tax payments.  Cash flows from operations are also impacted by the timing of the Company’s workers’ compensation claims payments.  While the Company records its liability for open claims based upon the ultimate cost of the claims (as discussed below), the cash outflow for those recorded claims costs occurs over time.

        Prior to fiscal 2002, the Company invested its excess cash primarily in cash equivalents (e.g., money market accounts, overnight investments and debt securities with original maturities less than 90 days).  During fiscal 2002, and as a result of the strong cash position generated from operations, the Company expanded its investment portfolio to include highly rated debt securities with maturities ranging from three months to three years.  Net cash outflows related to available-for-sale investments were $3.3 million during the first half of fiscal 2003 as compared to $4.9 million in the corresponding prior year period.

        Cash used for purchases of fixed assets, including information systems development costs, was $1.2 million for the six fiscal months ended March 30, 2003 and $1.5 million for the six fiscal months ended March 31, 2002.  The Company continues to invest in computer-based technologies and direct office openings and anticipates $3.0 - 5.0 million in related capital expenditures during the next twelve months.

        As discussed in Note 5 to the Consolidated Financial Statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues.  Effective April 1, 2001, the Company contracted with independent, third-party carriers for workers’ compensation insurance and claims administration in the majority of states.  The Company is self-insured for its deductible liability under these insurance contracts ($250,000 per occurrence for claims incurred from April 1, 2001 to March 31, 2002 and $500,000 per occurrence for all subsequent claims).  All losses and expenses for individual claims in excess of the applicable deductible amounts would be paid by the appropriate insurance carrier.  Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.

RemedyTemp, Inc.

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

        The Company’s national expansion plans may include increasing market presence in certain identified geographic regions.  Due to exclusive territory rights contractually granted to its traditional and licensed franchisees, the Company may be limited in certain instances from opening Company-owned offices in those identified geographic areas.  Additionally, the franchisee(s) may not have the resources to expand the existing franchised operation(s).  As a result, from time to time, the Company may selectively purchase franchise operations to facilitate these expansion plans.  In March 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several office locations throughout the state.  During the first half of fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois).  Additionally, the Company made an earnout payment relating to a previous acquisition in accordance with the provisions of the related purchase agreement.  The Company is contemplating the continued selective repurchase of licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions.

        During fiscal 2002, the Company launched RemX® Financial Staffing, a new Company-owned business division focused on providing financial personnel on a temporary, temp-to-hire or direct hire basis in major markets nationwide.   RemX® Financial Staffing is exclusively a Company-owned operation.  The Company has opened 14 RemX® Financial Staffing offices and anticipates opening up to three additional offices during the remainder of fiscal 2003, while continuing to evaluate possible strategic acquisitions.  Such office openings and potential acquisitions may have an impact on future liquidity.

        The Company has a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million available in letters of credit.  The line of credit is unsecured and interest on outstanding borrowings is generally payable quarterly.  The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 1.125% to 1.375% based upon specified financial covenants.  The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. The credit agreement expires on June 1, 2004.  This credit agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants.  As of March 30, 2003, the Company was in compliance with all restrictive covenants and required ratios, with the exception of its fixed charge coverage ratio and its consolidated EBITDA requirements.  The Company has obtained a waiver from each bank regarding these covenants.

        The Company has no borrowings outstanding as of March 30, 2003 and March 31, 2002.  The Company has outstanding letters of credit totaling $28.5 million at March 30, 2003, as contractually required under the terms of its workers’ compensation insurance agreements discussed above. The Company is currently negotiating the additional collateral requirements resulting from the renewal of its annual insurance policy effective April 1, 2003.  The Company anticipates the required collateral will increase approximately $14.8 million in aggregate and expects to satisfy that obligation through use of additional letters of credit or restricted cash (or a combination thereof).

        The Company may continue evaluating certain strategic acquisitions.  Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

        The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

RemedyTemp, Inc.

Critical Accounting Policies

        The discussions and analyses of the Company’s consolidated financial condition and results of operations were based on the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, accounts receivable, workers’ compensation costs, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation.  These estimates are based on historical experience and a variety of other assumptions believed reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

        The Company accounts for the revenues and the related direct costs in accordance Emerging Issues Task Force 99-19 (Reporting Revenue Gross as a Principal versus Net as an Agent).  The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on behalf of others.  Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the income statement, and where the Company acts merely as an agent, only the net fees earned are recorded in the statements of income.  Under the Company’s “traditional” franchise agreement, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  Accordingly, the Company does not include the revenues and direct expenses from these transactions in its statements of income and only records the royalty fee earned.  Alternatively, under the Company’s “license” franchise agreements, the Company has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations.  The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

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

Workers’ Compensation Costs

        The Company maintains reserves for its workers’ compensation obligations using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported.  This process includes establishing loss development factors, based on the historical claims experience of the Company and the staffing industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability.  The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve.  Management evaluates the reserve, and the underlying assumptions, regularly throughout the year and makes adjustments as needed.  This evaluation includes periodically updating the actuarial analysis supporting the loss development factors utilized and revising as necessary.  While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

RemedyTemp, Inc.

Goodwill and Other Intangible Assets

        Effective the first quarter of fiscal 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 eliminated the amortization of goodwill.  Instead, goodwill was reviewed for impairment upon adoption and will be reviewed at least annually thereafter.  In connection with the initial impairment tests upon adoption, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered by the valuation firm included analyses of discounted cash flows at the reporting unit level, guideline publicly traded company multiples and comparable transactions.  As a result of these impairment tests, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value in accordance with SFAS No. 142. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statements of income.

Other Long-Lived Assets

        Management assesses potential impairment of the Company’s other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely.  When the sum of the expected, undiscounted future net cash flows is less than the carrying value of an asset, an impairment loss will be recognized.

Income Taxes

        In preparing the Company’s consolidated financial statements, management estimates the Company’s income taxes in each of the taxing jurisdictions in which it operates.  This includes estimating the Company’s actual current tax expense together with any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.  Management is required to assess the likelihood that the Company’s deferred tax assets (temporary differences that are expected to be deductible in future years) will be recoverable from future taxable income or other tax planning strategies.  If recovery is not likely, a valuation allowance must be provided.  Based upon its current estimates of future taxable income, management believes its recorded deferred tax assets will ultimately be realized and therefore no valuation allowance has been provided.

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

RemedyTemp, Inc.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in interest rates, which adversely affect the value of its available-for-sales investments.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve, assuming all other factors remain constant, would not materially affect the fair value of the Company’s interest sensitive financial instruments at March 30, 2003.  Declines in interest rates over time will, however, reduce the Company’s interest income.

ITEM 4.  CONTROLS AND PROCEDURES

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

RemedyTemp, Inc.

PART II––OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., its wholly-owned subsidiaries (Remedy Intelligent Staffing, Inc. and Remedy Temporary Services, Inc.), Karin Somogyi, Paul W. Mikos and Greg Palmer (the “Complaint”).  The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy’s traditional and licensed franchisees.  The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive practices, and restitution and equitable relief.  The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage.  Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification.  Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor.  At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

        In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance.  At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance.  The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities.  Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively.  On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s Customers.  The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s Customers in those claims.  The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s clients in the pending claims).  The trial occurred on September 20, 2002.  The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s Customers and their insurance carriers.  Remedy then filed a motion for reconsideration of the decision by the WCAB Administrative Law Judge to the entire WCAB.  On March 28, 2003, the entire WCAB affirmed the ruling of the Administrative Law Judge and, as a result, the Company now seeks review of this matter in the California Court of Appeals.  The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the appeals process has been exhausted.  Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and, accordingly, the Company will suffer no loss.

        Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision.  In the event of an unfavorable outcome, Remedy expects that it would reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter.  If CIGA is permitted to join Remedy’s Customers, thus triggering the client’s insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage.  At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage.  Accordingly, the Company believes that at this time, a range of loss cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statements of income.  To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17-$19 million, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary.  There are inherent limitations in the actuarial process given the significant judgment required in estimating the ultimate developed cost of the claims.  As such, this amount could have differed if different assumptions had been utilized.  Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information.  Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

RemedyTemp, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 27, 2003, the Company held its Annual Meeting of Shareholders (“the Annual Meeting”).  The Company’s shareholders voted in favor of the matters voted upon at the Annual Meeting according to the following vote tabulations:

Proposal One: Election of Directors.

	For	Against or Withheld	Abstentions and Broker Non-Votes

William D. Cvengros	7,663,636	45,572	––
James L. Doti	7,701,396	7,812	––
Robert A. Elliott	7,663,636	45,572	––
Mary George	7,701,396	7,812	––
J. Michael Hagan	7,701,396	7,812	––
Robert E. McDonough, Sr.	7,701,296	7,912	––
Paul W. Mikos	7,701,396	7,812	––
Greg D. Palmer	7,701,296	7,912	––
John B. Zaepfel	7,663,636	45,572	––

Proposal Two: Approval of amendment to Non-Employee Director Plan (the “Plan”) authorizing the issuance of an additional 50,000 shares of Class A Common Stock under the Plan.

For	Against or Withheld	Abstentions and Broker Non-Votes

7,575,431	203,347	930,430

RemedyTemp, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (f)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

10.2	Paul W. Mikos Employment Agreement, as amended (j)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	Alan M. Purdy Change in Control Severance Agreement (i)

10.7	Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (l)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	Amended and Restated Employment Agreement for Greg Palmer (n)

10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

10.25	Form of Licensing Agreement for i/Search 2000®(f)

10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (o)

10.27	Paul W. Mikos Severance Agreement and General Release (k)

10.28	Gunnar B. Gooding Employment and Severance Letter (m)

10.29	Cosmas N. Lykos Employment and Severance Letter (m)

10.30	Alan M. Purdy Retirement Agreement and General Release (o)

10.31	Monty Houdeshell Employment Letter (p)

99.1	Chief Executive Officer and Chief Financial Officer Certification of Form 10-Q

RemedyTemp, Inc.

	(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
	(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
	(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
	(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
	(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
	(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
	(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
	(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
	(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
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

The Company filed a current Report on Form 8-K on the following:

•

on April 10, 2003 in connection with the issuance of its press release announcing revised guidance for its second fiscal quarter ended March 30, 2003 and its intent to appeal an unfavorable ruling by the Workers’ Compensation Appeals Board; and

	•	on April 30, 2003 in connection with the issuance of its press release announcing the financial results for the three and six fiscal months ended March 30, 2003.

Additionally, the Company filed a Report on Form 8-KA on May 12, 2003 to correct an error in its press release issued on April 30, 2003.

RemedyTemp, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

May 13, 2003	/s/ GREG PALMER

Greg Palmer, President and Chief Executive Officer

May 13, 2003	/s/ MONTY A. HOUDESHELL

Monty A. Houdeshell, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 13, 2003	/s/ JOHN D. SWANCOAT

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

Date:     May 13, 2003

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

Date:     May 13, 2003

/s/ MONTY A. HOUDESHELL

Monty A. Houdeshell Senior Vice President and Chief Financial Officer RemedyTemp, Inc. (Principal Financial Officer)

RemedyTemp, Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (f)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)

10.2	Paul W. Mikos Employment Agreement, as amended (j)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	Alan M. Purdy Change in Control Severance Agreement (i)

10.7	Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (l)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	Amended and Restated Employment Agreement for Greg Palmer (n)

10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)

10.25	Form of Licensing Agreement for i/search 2000®(f)

10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (o)

10.27	Paul W. Mikos Severance Agreement and General Release (k)

10.28	Gunnar B. Gooding Employment and Severance Letter (m)

10.29	Cosmas N. Lykos Employment and Severance Letter (m)

10.30	Alan M. Purdy Retirement Agreement and General Release (o)

10.31	Monty Houdeshell Employment Letter (p)

99.1	Chief Executive Officer and Chief Financial Officer Certification of Form 10-Q

RemedyTemp, Inc.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
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