Form 10-Q
period 2003-06-29
REMEDYTEMP INC
filed 2003-08-12
CIK 1013467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of August 11, 2003 there were 8,751,687 shares of Class A Common Stock and 911,233 shares of Class B Common Stock outstanding.

* No information provided due to inapplicability of item.

RemedyTemp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	June 29, 2003 (unaudited)	September 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$15,012	$26,101
Investments	17,981	23,021
Accounts receivable, net of allowance for doubtful accounts of $2,262 and $1,913, respectively	55,490	61,724
Prepaid expenses and other current assets	4,855	5,745
Deferred and current income taxes	8,957	5,229

Total current assets	102,295	121,820
Fixed assets, net	14,531	16,268
Restricted cash and investments	21,562	—
Other assets	1,702	2,035
Intangible assets, net of accumulated amortization of $232 and $24, respectively	1,643	10
Goodwill	2,216	4,283
Deferred income taxes	5,122	2,167

Total Assets	$149,071	$146,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,186	$3,151
Accrued workers’ compensation (current portion)	11,660	14,534
Accrued payroll, benefits and related costs	14,573	13,787
Accrued licensees’ share of gross profit	2,133	2,866
Other accrued expenses	2,734	3,621

Total current liabilities	37,286	37,959
Accrued workers’ compensation (noncurrent portion)	12,933	5,601

Total liabilities	50,219	43,560
Commitments and contingent liabilities
Shareholders’ equity:
Preferred Stock, $.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $.01 par value; authorized 50,000 shares; 8,630 and 8,142 issued and outstanding at June 29, 2003 and September 29, 2002, respectively	86	82
Class B Non-Voting Common Stock, $.01 par value; authorized 4,530 shares; 1,008 and 1,253 issued and outstanding at June 29, 2003 and September 29, 2002, respectively	10	13
Additional paid-in capital	42,418	39,923
Unearned compensation	(6,177)	(4,728)
Retained earnings	62,515	67,733

Total shareholders’ equity	98,852	103,023

Total Liabilities and Shareholders’ Equity	$149,071	$146,583

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Direct sales	$74,135	$69,311	$217,703	$198,944
Licensed franchise sales	44,361	48,112	136,494	138,863
Franchise royalties	337	376	1,253	1,314
Initial franchise fees	5	—	17	6

Total revenues	118,838	117,799	355,467	339,127
Cost of direct sales	62,122	57,635	184,680	162,973
Cost of licensed franchise sales	35,279	37,811	108,771	107,966
Licensees’ share of gross profit	6,002	6,984	18,363	20,968
Selling and administrative expenses	16,327	13,900	47,841	42,659
Depreciation and amortization	1,547	1,346	4,052	4,072

(Loss) income from operations	(2,439)	123	(8,240)	489
Other income:
Interest income, net	135	220	537	620
Other, net	158	188	532	684

(Loss) income before income taxes	(2,146)	531	(7,171)	1,793
(Benefit from) provision for income taxes	(1,711)	11	(4,374)	390

(Loss) income before cumulative effect of adoption of a new accounting standard	(435)	520	(2,797)	1,403
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634	—	—	(2,421)	—

Net (loss) income	$(435)	$520	$(5,218)	$1,403

Earnings per share – basic:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.05)	$0.06	$(0.31)	$0.16
Cumulative effect of adoption of a new accounting standard, net of incomes taxes	—	—	(0.27)	—

Net (loss) income – basic	$(0.05)	$0.06	$(0.58)	$0.16

Earnings per share – diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.05)	$0.06	$(0.31)	$0.15
Cumulative effect of adoption of a new accounting standard, net of incomes taxes	—	—	(0.27)	—

Net (loss) income – diluted	$(0.05)	$0.06	$(0.58)	$0.15

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

(unaudited)

	Nine Fiscal Months Ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net (loss) income	$(5,218)	$1,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	2,421	—
Depreciation and amortization	4,052	4,072
Provision for losses on accounts receivable	1,142	1,047
Restricted stock compensation expense	935	551
Changes in assets and liabilities:
Trading investments	(634)	(472)
Accounts receivable	5,092	6,154
Prepaid expenses and other current assets	890	(2,483)
Other assets	333	573
Accounts payable	3,035	(526)
Accrued workers’ compensation	4,458	5,250
Accrued payroll, benefits and related costs	786	1,125
Accrued licensees’ share of gross profit	(733)	(425)
Other accrued expenses	(887)	(248)
Deferred and current income taxes	(5,049)	(1,748)

Net cash provided by operating activities	10,623	14,273

Cash flows from investing activities:
Purchase of fixed assets	(2,108)	(2,588)
Purchase of available-for-sale investments	(23,959)	(22,462)
Proceeds from maturity of available-for-sale investments	15,000	6,355
Increase in restricted cash	(6,929)	—
Acquisitions of franchises	(3,828)	(1,562)

Net cash used in investing activities	(21,824)	(20,257)

Cash flows from financing activities:
Proceeds from stock option activity	—	419
Proceeds from stock purchase plan activity	112	57

Net cash provided by financing activities	112	476

Net decrease in cash and cash equivalents	(11,089)	(5,508)
Cash and cash equivalents at beginning of period	26,101	37,362

Cash and cash equivalents at end of period	$15,012	$31,854

Other cash flow information:
Cash paid during the period for interest	$207	$159
Cash paid during the period for income taxes	$675	$2,215

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)

(unaudited)

1.       Basis of Presentation

          The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”).  These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of June 29, 2003, and its results of operations and cash flows for the thirty-nine weeks ended June 29, 2003 and June 30, 2002.  All significant intercompany accounts and transactions have been eliminated in consolidation.  As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2002 for the year ended September 29, 2002.  The results of operations for the nine fiscal months ended June 29, 2003 may not be indicative of the results of operations that can be expected for the full year.  Certain prior year balances have been reclassified to conform to the current year presentation.

2.       Earnings Per Share Disclosure

          Earnings per share are calculated as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Numerator:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(435)	$520	$(2,797)	$1,403
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	(2,421)	—

Net (loss) income	$(435)	$520	$(5,218)	$1,403

Denominator:
Basic -weighted average common shares outstanding	9,048	8,990	9,042	8,966
Dilutive effect of stock options and restricted stock	—	200	—	101

Diluted -weighted average common shares outstanding	9,048	9,190	9,042	9,067

Earnings per share -Basic:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.05)	$0.06	$(0.31)	$0.16
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	(0.27)	—

Net (loss) income -basic	$(0.05)	$0.06	$(0.58)	$0.16

Earnings per share -Diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.05)	$0.06	$(0.31)	$0.15
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	(0.27)	—

Net (loss) income -diluted	$(0.05)	$0.06	$(0.58)	$0.15

RemedyTemp, Inc.

          Potential common shares (including applicable outstanding options, restricted shares and shares in trust) of 1,404 and 164 for the three fiscal months ended June 29, 2003 and June 30, 2002, respectively, and 1,197 and 318, for the nine fiscal months then ended, respectively, have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

3.       Cumulative Effect of Adoption of a New Accounting Standard

          The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective September 30, 2002.  SFAS No. 142 eliminates the amortization of goodwill.  Instead, goodwill is reviewed for impairment upon adoption, and at least annually thereafter, using a two-step process.   In connection with the initial impairment tests, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guideline publicly traded company multiples and comparable transactions.  As a result of these impairment tests, during the second quarter of fiscal 2003, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value in accordance with SFAS No. 142. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statements of income.

          In accordance with SFAS No. 142, no amortization of goodwill was recorded for the three and nine fiscal months ended June 29, 2003.  For the three and nine fiscal months ended June 30, 2002, the Company recorded goodwill amortization of $65 and $193, respectively.  Excluding this amortization expense and the related tax impact, net income for the three and nine fiscal months ended June 30, 2002 would have been $559, or $0.06 per diluted share, and $1,518, or $0.17 per diluted share, respectively.

4.       Purchase of Franchised Operations

          From time to time, the Company may selectively purchase traditional and licensed franchise operations for strategic reasons, including to facilitate its expansion plans of increased market presence in identified geographic regions.  In March 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several office locations throughout the state.  Results of operations for the acquired licensed operations are recorded in accordance with the Company’s related revenue recognition policy until the acquisition date.  Subsequent to the acquisition date, the direct office revenue recognition policy is utilized.  Had the results of operations for the licensed franchise operation been shown as of the beginning of the current and preceding fiscal years, the consolidated financial results would not be significantly different.  The purchase price of $3,786 will be allocated to the assets acquired (including identifiable intangible assets) and liabilities assumed based upon their estimated fair values at the date of acquisition.  The Company is currently analyzing the purchase price allocation and expects to finalize the allocation during the fourth fiscal quarter of 2003.

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

          Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported.  The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information.  These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry.  The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary.  Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur.  The estimated remaining deductible liability under the aforementioned contracts as of June 29, 2003 is approximately $19,274.

RemedyTemp, Inc.

          The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through use of irrevocable letters of credit, pledged securities (cash and investments) or a combination thereof.  The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically.  As of June 29, 2003, the Company has outstanding letters of credit and pledged securities totaling $21,911 and $21,562, respectively.  The pledged securities are restricted while the Company’s remaining obligations under the workers’ compensation program are outstanding and cannot be used for general corporate purposes.  Accordingly, the Company has classified these pledged securities as restricted in the accompanying consolidated balance sheets.

          The Company also has an aggregate $5,319 liability recorded at June 29, 2003 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

          From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”).  Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and is currently in liquidation.  The Company is in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program as discussed in Note 8.

6.       Office Closures

          The Company’s strategic plan focuses on increasing the percentage of business from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion, and enhancing operating margins through continuous productivity improvements.  As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure.  Consequently, during the third quarter of fiscal 2003, the Company implemented plans to close or consolidate certain company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities.  During the third quarter of fiscal 2003, the Company recorded a $534 charge for anticipated costs in connection with these plans, including $406 related to contractual lease obligations and $128 in aggregate for severance benefits, fixed asset disposals and other costs associated with these office closures.  The $534 charge is included in selling and administrative expenses in the Company’s consolidated statements of income.  At June 29, 2003, the remaining liability resulting from this charge is $284 and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2006.  In connection with the continued execution of its strategic plan during the fourth quarter of fiscal 2003, the Company expects to incur some additional charges related to further office closures and workforce reductions.

7.       Restricted Stock Awards

          During fiscal 2003, the Leadership Development and Compensation Committee of the Board of Directors authorized the issuance of 295 additional shares of restricted Class A Common Stock to certain officers of the Company (the “Restricted Stock”) under the Company’s 1996 Stock Incentive Plan.  These shares have no purchase price and cliff vest after five years.  However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved.  All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause.  Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter.  Based upon the fair market value of its Class A Common Stock on the respective grant dates, the Company recorded unearned compensation totaling $3,222 during the first half of fiscal 2003, as a component of shareholders’ equity, in connection with the Restricted Stock grants.  The unearned compensation is currently being amortized and charged to operations over the initial five-year vesting period.  During fiscal 2003, 63 shares of previously issued restricted stock were forfeited.

8.       Litigation

          On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., its wholly-owned subsidiaries (Remedy Intelligent Staffing, Inc. and Remedy Temporary Services, Inc.), Karin Somogyi, Paul W. Mikos and Greg Palmer (the “Complaint”).  The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy’s traditional and licensed franchisees.  The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive

RemedyTemp, Inc.

practices, and restitution and equitable relief.  The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage.  Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification.  Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor.  Remedy has filed a counterclaim in arbitration with the American Arbitration Association alleging, among other things, breach of contract.  At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

          In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance.  At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance.  The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities.  Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively.  On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s Customers.  The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s Customers in those claims.  The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s Customers in the pending claims).  The trial occurred on September 20, 2002.  The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s Customers and their insurance carriers.  Remedy then filed a motion for reconsideration of the decision by the WCAB Administrative Law Judge to the entire WCAB.  On March 28, 2003, the entire WCAB affirmed the ruling of the Administrative Law Judge and as a result, the Company filed an appeal of this matter to the California Court of Appeals in May 2003.  The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the appeals process has been exhausted.  Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and, accordingly, the Company will suffer no loss.

          Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision.  In the event of an unfavorable outcome, Remedy expects that it may reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter.  If CIGA is permitted to join Remedy’s Customers, thus triggering the client’s insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage.  At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage.  Accordingly, the Company believes that at this time, a range of loss cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statements of income.  To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17,000-$19,000, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary.  There are inherent limitations in the actuarial process given the significant judgment required in estimating the ultimate developed cost of the claims.  As such, this amount could have differed if different assumptions had been utilized.  Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information.  Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

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

RemedyTemp, Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, management’s discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of the Company.  All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will” or “future”).  Accordingly, the Company’s actual results and financial position may differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the performance of the RemX® division, the Company’s ability to realize improvements in the months ahead, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various cost relating to temporary workers and personnel, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets, to attract and retain clients and franchisees/licensees, the outcome of litigation, software integration and implementation, and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Operations

          The Company’s revenues are derived from Company-owned offices (direct sales) and independently-managed franchise offices (licensed sales and franchise royalties).

          Independently-managed franchised offices have been an important element of the Company’s growth strategy for more than a decade.  Such offices have enabled the Company to expand into new markets with qualified franchisees without significant capital expenditures.  The majority of the Company’s offices outside California are independently-managed franchises.  Franchise agreements generally have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements originated.  Such agreements cover exclusive geographic territories and contain minimum performance standards.  The Company’s franchise agreements are structured in either a “traditional” franchise format or a “licensed” franchise format.  Currently, the Company only offers “licensed” franchises to new prospects.

          Under the Company’s traditional franchise agreements, the traditional franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts.  The traditional franchisee has the direct contractual relationship with customers, holds title to the related customer receivables and is the legal employer of the temporary employees.   Generally, traditional franchisees pay the Company an initial franchise fee and continuing franchise fees, or royalties, equal to 7% of its gross billings.  Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins.  The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office.  The Company provides training, the right to use the Company’s service marks, trademarks and business model, proprietary computer programs and operational support.

          The Company moved from the traditional franchise to the licensed franchise format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to enable the Company to grow without being limited by the financial resources of traditional franchisees.  Under the Company’s licensed franchise agreement, the licensee pays the Company an initial franchise fee, pays all lease and operating costs relating to its office and employs all management staff affiliated with its office.  The licensed franchise format differs from the traditional franchise format in that the Company employs all temporary personnel affiliated with the office.  The Company has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  Therefore, the Company funds payroll, collects clients’ accounts receivable and remits to the licensee 60%-70% of the office’s gross profit, based upon the level of hours billed during the licensee’s contract year.  However, the Company’s share of the licensee’s gross profit, representing its continuing franchise fees, is generally not less than 7.5% of the licensee’s gross billings, with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins.

RemedyTemp, Inc.

Results of Operations

For the Three Fiscal Months Ended June 29, 2003 Compared to the Three Fiscal Months Ended June 30, 2002

          Total revenues increased 0.9%, or $1.0 million, to $118.8 million for the three fiscal months ended June 29, 2003 from $117.8 million for the three fiscal months ended June 30, 2002.  Direct revenues increased 7.0% to $74.1 million from $69.3 million, licensed franchise revenues decreased 7.8% to $44.4 million from $48.1 million and traditional franchise royalties decreased 10.4% to $0.3 million from $0.4 million for the three fiscal months ended June 29, 2003 and June 30, 2002, respectively.

          While the modest year-over-year total revenue growth is a continuation of a trend experienced in recent quarters, the sluggishness in the U.S. economy continues to adversely impact the Company’s operations.  As a result, the Company’s strategic plan focuses on accelerating a mix shift from lower margin light industrial business to higher margin clerical and specialty staffing placements. While the light industrial sector will continue to play an important role in the Company’s overall business strategy, the Company will continue to exit unprofitable accounts and exercise greater client selectivity in this sector given the overall lower margins generated from these accounts.  From a geographic perspective, the Company’s strategic plan and associated expansion efforts include increasing the proportion of revenue generated from business outside of California to increase its national presence and mitigate the impact of rising unemployment insurance and workers’ compensation costs within California. The Company’s overall revenue mix in the third quarter of fiscal 2003 reflects the initial execution of this strategic plan.  The Company’s revenues from its company-owned RemX® specialty staffing division comprised 3.7% of total revenues in the current year third fiscal quarter as compared to 1.0% in the preceding year.  The renewed emphasis on clerical business resulted in an overall 9.9% increase in clerical sales in the current year.  Clerical sales increased to 29.8% of total revenues in the current year third fiscal quarter from 27.4% in the prior year.  Light industrial revenues decreased 6.5% year-over-year to 66.1% of total revenues from 71.3% in the prior year, as a result of the mix shift and increased selectivity previously discussed, as well as limited economic improvement overall.  Additionally, revenue generated in California decreased to 42.7% of total revenues as compared to 45.8% in the prior year third quarter.

          The mix between direct revenues, licensed franchise revenues and traditional franchise royalties continued to shift with direct revenues accounting for 62.4% of total revenues for the three months ended June 29, 2003 as compared to 58.8% for the three months ended June 30, 2002.  This shift resulted primarily from i) fewer licensed franchise offices in the current year as a result of the acquisition of a licensed franchise during the second quarter of fiscal 2003 (see Note 4 to the Consolidated Financial Statements), closures related to reduced business and the non-renewal of expired licensed franchisee agreements, and ii) incremental revenues generated from new Company-owned traditional and specialty staffing offices, as discussed below. This overall shift in mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.  As the Company continues implementing its strategic plan,

          During the second quarter of fiscal 2002, the Company launched its financial specialty staffing division RemX® Financial Staffing and since then has opened 14 Company-owned financial staffing offices, including 5 in fiscal 2003.  RemX® Financial Staffing is exclusively a Company-owned operation.  Additionally, the Company opened several other Company-owned offices since the prior year in various target markets and has either closed or consolidated certain under- performing locations (see Note 6 to the Consolidated Financial Statements).  In connection with the continued execution of its strategic plan, the Company will continue to strategically evaluate its existing and target markets and intends to continue to open additional offices where market conditions appear favorable and to consolidate under-utilized offices as deemed appropriate.  The Company’s ability to increase revenues depends significantly on its ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and Company-owned office managers and manage newly opened offices to maturity.  There can be no assurance that the Company’s revenues will increase.

          Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to the temporary associates, increased 2.0%, or $2.0 million, to $97.4 million for the three fiscal months ended June 29, 2003 from $95.4 million for the three fiscal months ended June 30, 2002.  Total cost of direct and licensed sales as a percentage of revenues was 82.0% for the three fiscal months ended June 29, 2003 compared to 81.0% for the three fiscal months ended June 30, 2002.  This overall reduction in margin is a continued trend resulting from i) sharp increases in state unemployment insurance costs, ii) increased workers’ compensation costs and iii) lower markups resulting from the continued pricing pressures experienced throughout the staffing industry as a result of current economic conditions.  These factors were

RemedyTemp, Inc.

offset by increased permanent placement billings, whereby the Company earns a fee for placing a temporary associate in a permanent position.  As previously discussed, the Company’s strategic plan includes shifting its business mix towards higher margin service lines and increasing geographic dispersion to enhance profitability in light of current economic conditions.  However, many factors, including increased wage costs or other employment expenses, could continue to adversely affect the Company’s cost of direct and licensed franchise sales.

          Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operations, as previously discussed.  Licensees’ share of gross profit decreased 14.1%, or $1.0 million, to $6.0 million for the three fiscal months ended June 29, 2003 from $7.0 million for the three fiscal months ended June 30, 2002 due to an overall 11.8% decrease in licensed gross profits resulting from the factors previously discussed, along with decreased permanent placement billings for which a licensed franchisee typically earns a larger percentage of the related gross margin.  Licensees’ share of gross profit as a percentage of licensed gross profit was 66.1% for the three fiscal months ended June 29, 2003 as compared to 67.8% for the three fiscal months ended June 30, 2002.

          Selling and administrative expenses increased 17.5%, or $2.4 million, to $16.3 million for the three fiscal months ended June 29, 2003 from $13.9 million for the three fiscal months ended June 30, 2002. Several factors contributed to this overall increase including the Company’s continued investment in its revenue-generating projects, specifically the RemX® speciality staffing division and related office openings, as well as the Company’s national expansion efforts in targeted geographic locations.  Additionally, and as discussed in Note 6 to the Consolidated Financial Statements, the Company closed or consolidated several under-performing offices during the third quarter of fiscal 2003 resulting in a $0.5 million charge for the related remaining lease obligations, severance benefits and other associated costs.  The Company also experienced increased legal fees, group health insurance costs, general insurance costs and consulting services costs ($1.1 million combined).  The benefits realized from the Company’s ongoing cost containment efforts, as well as decreased bad debt expense and the favorable outcome of a legal matter, mitigated the impact of these incremental costs.  As previously discussed, the Company remains diligent in its efforts to enhance productivity and increase operational efficiency in a cost-effective manner.  Selling and administrative expenses as a percentage of total revenues were 13.7% for the three fiscal months ended June 29, 2003 as compared to 11.8% for the three fiscal months ended June 30, 2002.  There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues.  In connection with the continued execution of its strategic plan during the fourth quarter of fiscal 2003, the Company expects to incur some additional charges related to further office closures and operational improvements.  Increases in selling and administrative expenses could adversely affect the Company’s profitability.

          Depreciation and amortization increased 14.9%, or $0.2 million, to $1.5 million for the three fiscal months ended June 29, 2003 from $1.3 million for the three fiscal months ended June 30, 2002.  This resulted from the write-off of certain non-strategic fixed assets and incremental amortization expense from identifiable intangible assets resulting from the franchise acquisition in March 2003 (see Note 4 to the Consolidated Financial Statements).  These increases were offset by the impact of older computer equipment becoming fully depreciated, controlled levels of new capital expenditures and the discontinuation of goodwill amortization in the current year in connection with its initial adoption of SFAS No. 142.

          The Company’s loss from operations of $2.4 million for the three fiscal months ended June 29, 2003 as compared to the operating income of $0.1 million generated in the three fiscal months ended June 30, 2002 as a result of the factors described above.

          The Company incurred a net loss of $0.4 million for the three fiscal months ended June 29, 2003 as compared to net income of $0.5 million income for the three fiscal months ended June 30, 2002 due to the factors described above, reduced net interest income and changes in the Company’s effective tax rate (as discussed below).

          The Company’s overall annual effective tax rate reflects the expected benefit generated from Federal Work Opportunity and Welfare to Work Tax Credits.  The Internal Revenue Code provides these wage based tax credits to companies that employ personnel meeting certain defined eligibility criteria.  The Company has proactively implemented programs to recruit and place eligible associates in order to maximize the tax credits available.  When determining its annual effective tax rate, the Company considers the effect of expected Work Opportunity and Welfare to Work Tax Credits.  The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credit earned to date as well as current annual projections.  The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.  While the Company has an operating loss in

RemedyTemp, Inc.

fiscal 2003 for financial reporting purposes, the Company anticipates reporting taxable income in its tax returns based upon timing differences between book and tax treatment of various financial statement components.  As such, the Company expects to fully utilize the tax credits generated and has therefore reflected the expected benefit in its effective tax rate.  The administrative costs associated with securing these tax credits are included in selling and administrative expenses and contribute to the increased consulting costs noted above.

For the Nine Fiscal Months Ended June 29, 2003 Compared to the Nine Fiscal Months Ended June 30, 2002

          Total revenues increased 4.8%, or $16.3 million, to $355.5 million for the nine fiscal months ended June 29, 2003 from $339.1 million for the nine fiscal months ended June 30, 2002.  Direct revenues increased 9.4% to $217.7 million from $198.9 million, licensed franchise revenues decreased 1.7% to $136.5 million from $138.9 million and traditional franchise royalties decreased 4.6% to $1.3 million for the nine fiscal months ended June 29, 2003 and June 30, 2002, respectively.  This modest overall revenue growth is a positive trend; however, the sluggishness in the economy continues to impact the Company’s operations.  Accordingly, and as previously discussed, the Company’s strategic plan focuses on revenue growth and improved profitability through targeted expansion efforts and a shift in overall mix towards higher margin business.  The execution of this strategy is underway; however, the Company’s ability to increase revenues depends significantly on the ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers and manage newly opened offices to maturity.  There can be no assurance that the Company’s revenues will increase.

          The mix between direct, licensed franchise and royalty revenues shifted with direct revenues accounting for 61.2% of total revenues for the nine months ended June 29, 2003 as compared to 58.7% for the nine months ended June 30, 2002. This shift resulted primarily from i) fewer licensed franchise offices in the current year as a result of the acquisition of a licensed franchise during the second quarter of fiscal 2003 (see Note 4 to the Consolidated Financial Statements), closures related to reduced business and the non-renewal of expired licensed franchisee agreements, and ii) incremental revenues generated from new Company-owned traditional and specialty staffing offices, as previously discussed. This overall shift in mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

          Total cost of direct and licensed sales increased 8.3%, or $22.5 million, to $293.5 million for the nine fiscal months ended June 29, 2003 from $270.9 million for the nine fiscal months ended June 30, 2002.  Total cost of direct and licensed sales as a percentage of revenues was 82.6% for the nine fiscal months ended June 29, 2003 compared to 79.9% for the nine fiscal months ended June 30, 2002. This overall reduction in margin is a continued trend and is attributable to i) lower markup resulting from the continued pricing pressures experienced throughout the staffing industry, ii) increased workers’ compensation costs, including a $3.8 million cumulative second fiscal quarter adjustment to its claims reserves subsequent to an actuarial analysis revising the Company’s loss development factors for all claims incurred since April 2001, and iii) sharp increases in state unemployment insurance costs.  Increased permanent placement billings offset the margin impact of these incremental costs.

          Licensees’ share of gross profit decreased 12.4%, or $2.6 million, to $18.4 million for the nine fiscal months ended June 29, 2003 from $21.0 million for the nine fiscal months ended June 30, 2002 due to an overall 10.3% decrease in licensed gross profits coupled with decreased permanent placement billings for which a licensee typically earns a larger percentage of the gross margin.  Licensees’ share of gross profit as a percentage of licensed gross profit was 66.2% for the nine fiscal months ended June 29, 2003 compared to 67.9% for the nine fiscal months ended June 30, 2002.

          Selling and administrative expenses increased 12.1%, or $5.2 million, to $47.8 million for the nine fiscal months ended June 29, 2003 from $42.7 million for the nine fiscal months ended June 30, 2002. Several factors contributed to this overall increase, including the Company’s continued overall investment in its revenue-generating projects, specifically the RemX® specialty staffing division and the Company’s national expansion efforts in targeted geographic locations.  Additionally, and as discussed in Note 6 to the Consolidated Financial Statements, the Company closed or consolidated several under-performing offices during the third quarter of fiscal 2003 resulting in a $0.5 million charge for the related remaining lease obligations, severance benefits and other associated costs. The Company also experienced increased group health insurance costs ($0.5 million) and various consulting costs ($0.5 million) during fiscal 2003, and wrote-off capitalized software development costs ($0.3 million) that could no longer be utilized.  These increases were offset by reduced legal fees and the favorable outcome of a legal matter ($0.3 million combined), reduced advertising costs ($0.3 million) and reduced telecommunication costs resulting from a favorable resolution regarding certain disputed items ($0.2 million), along with other benefits realized from the Company’s ongoing cost containment initiatives.  Selling and administrative expenses as a percentage of total revenues were 13.5% for the nine fiscal months ended June 29, 2003 as

RemedyTemp, Inc.

compared to 12.6% for the nine fiscal months ended June 30, 2002.  There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues.  Increases in these expenses could adversely affect the Company’s profitability.

          Depreciation and amortization remained relatively flat for the nine fiscal months ended June 29, 2003 compared to the nine fiscal months ended June 30, 2002.  This resulted from older computer equipment becoming fully depreciated coupled with controlled levels of new capital expenditures, offset by a write-off of non-strategic assets in the third quarter of fiscal 2003.  The Company discontinued goodwill amortization in the current year in connection with its initial adoption of SFAS No. 142; however, the related reduction in amortization expenses was offset by increased amortization of identifiable intangible assets resulting from the franchise acquisition consummated in March 2003 (see Note 4 to the Consolidated Financial Statements).

          Loss from operations was $8.2 million for the nine fiscal months ended June 29, 2003 as compared to operating income of $0.5 million for the nine fiscal ended June 30, 2002 as a result of the factors described above.

          The Company incurred a loss (before cumulative effect of adoption of a new accounting standard) of $2.8 million for the nine fiscal months ended June 29, 2003 as compared to income of $1.4 million for the nine fiscal months ended June 30, 2002 due to the factors described above, reduced customer late fee income and revisions to the Company’s estimated effective tax rate resulting from expected benefits under the Federal Work Opportunity and Welfare to Work Tax Credit programs (as previously discussed).

          The cumulative effect of adoption of a new accounting standard of $2.4 million (net of tax of $1.6 million) for the nine fiscal months ended June 29, 2003 represents the goodwill impairment charge resulting from the Company’s adoption of SFAS No. 142 effective the beginning of fiscal 2003, as discussed in Note 3 to the Consolidated Financial Statements.

          The Company generated a net loss of  $5.2 million for the nine fiscal months ended June 29, 2003 as compared to net income of $1.4 million for the nine fiscal months ended June 30, 2002.

Liquidity and Capital Resources

          The Company’s balance sheet and cash flow remain strong.  The Company has $54.6 million in cash and investments as of June 29, 2003 (including restricted cash and investments discussed below), an increase of $4.4 million from the corresponding prior year period.  The Company continues to be debt free.  Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, as necessary.  Generally, the Company’s principal uses of cash are for working capital needs, direct office openings, capital expenditures (including management information systems initiatives) and franchise acquisitions.  Beginning in the third quarter of fiscal 2003, the Company began collateralizing a portion of its remaining workers compensation liability with pledged securities, as opposed to issuing additional irrevocable letters of credit (see related discussion below).  The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

          Cash provided by operating activities was $10.6 million for the nine fiscal months ended June 29, 2003 and $14.3 million for the nine fiscal months ended June 30, 2002.  Cash flows from operating activities, as compared to the preceding year, were impacted by reduced operating margins, timing of receivables collections, as well as the timing of vendor payments and realization of net tax benefits.  Cash flows from operations are also impacted by the timing of the Company’s workers’ compensation claims payments.  While the Company records its liability for open claims based upon the ultimate cost of the claims (as discussed below), the cash outflow for those recorded claims costs occurs over time.

          Prior to fiscal 2002, the Company invested its excess cash primarily in cash equivalents (e.g., money market accounts, overnight investments and debt securities with original maturities less than 90 days).  During fiscal 2002, and as a result of the strong cash position generated from operations, the Company expanded its investment portfolio to include highly rated debt securities with maturities ranging from three months to three years.  Net cash outflows related to available-for-sale investments were $9.0 million during nine months ended June 29, 2003 as compared to $16.1 million in the corresponding prior year period.

          Cash used for purchases of fixed assets, including information systems development costs, was $2.1 million for the nine fiscal months ended June 29, 2003 and $2.6 million for the nine fiscal months ended June 30, 2002.  The Company

RemedyTemp, Inc.

continues to invest in computer-based technologies and direct office openings and anticipates $3.0 - 5.0 million in related capital expenditures during the next twelve months.

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

          The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through use of irrevocable letters of credit, pledged securities or a combination thereof.  The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically.  As of June 29, 2003, the Company has outstanding letters of credit and pledged securities (cash and investments) totaling $21.9 million and $21.6 million, respectively.  The pledged securities are restricted while the Company’s remaining obligations under the workers’ compensation program are outstanding and cannot be used for general corporate purposes.

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

          The Company’s national expansion plans may include increasing market presence in certain identified geographic regions.  Due to exclusive territory rights contractually granted to its traditional and licensed franchisees, the Company may be limited in certain instances from opening Company-owned offices in those identified geographic areas.  Additionally, the franchisee(s) may not have the resources to expand the existing franchised operation(s).  As a result, from time to time, the Company may selectively purchase franchise operations to facilitate these expansion plans.  In March 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several office locations throughout the state.  During the first half of fiscal 2002, the Company acquired two licensed franchise offices (one in Michigan and one in Illinois) and also made an earnout payment relating to a previous acquisition.  The Company is contemplating the continued selective repurchase of licensed and traditional franchise offices in certain territories for strategic reasons, including expansion of the Company’s market presence in such regions.

          The Company’s RemX® speciality staffing division includes both RemX® Financial Staffing and RemX® IT Staffing.  RemX® Financial Staffing and RemX® IT Staffing are exclusively company-owned operations focused on providing financial and IT personnel, respectively, on a temporary, temp-to-hire or direct hire basis in major markets nationwide.  The Company has opened 14 and 3 RemX® Financial Staffing and RemX® IT Staffing offices, respectively and anticipates further expansion into both new and existing markets during the remainder of fiscal 2003 and in fiscal 2004, including the continuing evaluations of possible strategic acquisitions.  Continued expansion and operation of  RemX® Financial Staffing and RemX® IT Staffing may have an impact on future liquidity.

          The Company has a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million available in letters of credit.  The line of credit is unsecured and interest on outstanding borrowings is generally payable quarterly.  The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 1.125% to 1.375% based upon specified financial covenants.  The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. The credit agreement expires on June 1, 2004.  This credit agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants.  As of June 29, 2003, the Company was in compliance with all restrictive covenants and required ratios, with the exception of its fixed charge coverage ratio and its consolidated EBITDA requirements.  The Company has obtained a waiver from each bank regarding these covenants and is in the process of negotiating modifications to the existing financial ratios and covenants.

RemedyTemp, Inc.

          The Company has no borrowings outstanding as of June 29, 2003 and June 30, 2002.  The Company has outstanding letters of credit totaling $21.9 million at June 29, 2003, as contractually required under the terms of its workers’ compensation insurance agreements discussed above.

          The Company may continue evaluating certain strategic acquisitions.  Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

          The Company believes that its current and expected levels of working capital and line of credit are adequate to support present operations and to fund future growth and business opportunities.

Critical Accounting Policies

          The discussions and analyses of the Company’s consolidated financial condition and results of operations were based on the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, accounts receivable, workers’ compensation costs, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation.  These estimates are based on historical experience and a variety of other assumptions believed reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

          The Company accounts for the revenues and the related direct costs in accordance Emerging Issues Task Force 99-19 (Reporting Revenue Gross as a Principal versus Net as an Agent).  The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on behalf of others.  Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the statements of income, and where the Company acts merely as an agent, only the net fees earned are recorded in the statements of income.  Under the Company’s “traditional” franchise agreement, the franchisee has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  Accordingly, the Company does not include the revenues and direct expenses from these transactions in its statements of income and only records the royalty fee earned.  Alternatively, under the Company’s “license” franchise agreements, the Company has the direct contractual relationship with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations.  The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

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

RemedyTemp, Inc.

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

RemedyTemp, Inc.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of its available-for-sales investments.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve, assuming all other factors remain constant, would not materially affect the fair value of the Company’s interest sensitive financial instruments at June 29, 2003.  Declines in interest rates over time will, however, reduce the Company’s interest income.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, including the Company’s internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company.

Changes in Internal Control over Financial Reporting

          There were no significant changes in the Company’s internal controls over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RemedyTemp, Inc.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., its wholly-owned subsidiaries (Remedy Intelligent Staffing, Inc. and Remedy Temporary Services, Inc.), Karin Somogyi, Paul W. Mikos and Greg Palmer (the “Complaint”).  The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy’s traditional and licensed franchisees.  The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive practices, and restitution and equitable relief.  The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage.  Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification.  Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor.  Remedy has filed a counterclaim in arbitration with the American Arbitration Association alleging, among other things, breach of contract.  At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

          In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance.  At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance.  The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities.  Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively.  On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s Customers.  The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s Customers in those claims.  The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s Customers in the pending claims).  The trial occurred on September 20, 2002.  The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s Customers and their insurance carriers.  Remedy then filed a motion for reconsideration of the decision by the WCAB Administrative Law Judge to the entire WCAB.  On March 28, 2003, the entire WCAB affirmed the ruling of the Administrative Law Judge and as a result, the Company filed a appeal of this matter to the California Court of Appeals in May 2003.  The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the appeals process has been exhausted.  Management remains confident, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and, accordingly, the Company will suffer no loss.

          Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision.  In the event of an unfavorable outcome, Remedy expects that it may reimburse its clients for actual losses incurred as a result of an unfavorable ruling in this matter.  If CIGA is permitted to join Remedy’s Customers, thus triggering the client’s insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage.  At this time, Remedy is unable to obtain reliable current data from the trustee for Reliance regarding outstanding claims and is also unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage.  Accordingly, the Company believes that at this time, a range of loss cannot be reasonably estimated. Management does believe that its exposure in this matter, should CIGA prevail, would likely be material to the Company’s consolidated statements of income.  To provide a historical reference regarding the claims incurred during the applicable period, the estimated remaining unpaid liability for such claims as of September 30, 2001 was approximately $17-$19 million, based upon an actuarial analysis of Remedy’s workers’ compensation claims history performed by a third party actuary.  There are inherent limitations in the actuarial process given the significant judgment required in estimating the ultimate developed cost of the claims.  As such, this amount could have differed if different assumptions had been utilized.  Additionally, this amount was based upon information through September 30, 2001 and could materially differ from an estimate based upon current claims information.  Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is

RemedyTemp, Inc.

not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

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

RemedyTemp, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

               Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)
3.2	Amended and Restated Bylaws of the Company (f)
4.1	Specimen Stock Certificate (a)
4.2	Shareholder Rights Agreement (a)
10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)
10.2	Paul W. Mikos Employment Agreement, as amended (j)
10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)
10.6	Alan M. Purdy Change in Control Severance Agreement (i)
10.7	Deferred Compensation Agreement for Alan M. Purdy (a)
10.9	Form of Indemnification Agreement (a)
10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)
10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)
10.13	Form of Franchising Agreement for Licensed Offices (l)
10.14	Form of Franchising Agreement for Franchised Offices (a)
10.15	Form of Licensing Agreement for IntelliSearch® (a)
10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)
10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)
10.23	Amended and Restated Employment Agreement for Greg Palmer (n)
10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)
10.25	Form of Licensing Agreement for i/Search 2000®(f)
10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (o)
10.27	Paul W. Mikos Severance Agreement and General Release (k)
10.28	Gunnar B. Gooding Employment and Severance Letter (m)
10.29	Cosmas N. Lykos Employment and Severance Letter (m)
10.30	Alan M. Purdy Retirement Agreement and General Release (o)
10.31	Monty Houdeshell Employment Letter (p)
10.32	Monty Houdeshell Change in Control Severance Agreement
10.33	Shawn Mohr Severance Agreement
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

RemedyTemp, Inc.

	32	Chief Executive Officer and Chief Financial Officer Section 1350 Certifications

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(j)

Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(b)	Reports on Form 8-K.

The Company filed a current Report on Form 8-K on the following:

•	on July 30, 2003 in connection with the issuance of its press release announcing the financial results for the three and nine fiscal months ended June 29, 2003.

RemedyTemp, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

August 12, 2003	/s/ GREG PALMER

Greg Palmer, President and Chief Executive Officer

August 12, 2003	/s/ MONTY A. HOUDESHELL

Monty A. Houdeshell, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 12, 2003	/s/ JOHN D. SWANCOAT

John D. Swancoat, Controller (Principal Accounting Officer)

RemedyTemp, Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)
3.2	Amended and Restated Bylaws of the Company (f)
4.1	Specimen Stock Certificate (a)
4.2	Shareholder Rights Agreement (a)
10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (g)
10.2	Paul W. Mikos Employment Agreement, as amended (j)
10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)
10.6	Alan M. Purdy Change in Control Severance Agreement (i)
10.7	Deferred Compensation Agreement for Alan M. Purdy (a)
10.9	Form of Indemnification Agreement (a)
10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)
10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)
10.13	Form of Franchising Agreement for Licensed Offices (l)
10.14	Form of Franchising Agreement for Franchised Offices (a)
10.15	Form of Licensing Agreement for IntelliSearch® (a)
10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)
10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)
10.23	Amended and Restated Employment Agreement for Greg Palmer (n)
10.24	1998 RemedyTemp, Inc. Deferred Compensation and Stock Ownership Plan for Outside Directors (e)
10.25	Form of Licensing Agreement for i/search 2000®(f)
10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (o)
10.27	Paul W. Mikos Severance Agreement and General Release (k)
10.28	Gunnar B. Gooding Employment and Severance Letter (m)
10.29	Cosmas N. Lykos Employment and Severance Letter (m)
10.30	Alan M. Purdy Retirement Agreement and General Release (o)
10.31	Monty Houdeshell Employment Letter (p)
10.32	Monty Houdeshell Change in Control Severance Agreement
10.33	Shawn Mohr Severance Agreement
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32	Chief Financial Officer and Chief Financial Officer Section 1350 Certifications

RemedyTemp, Inc.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
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