Form 10-K
period 2003-09-28
REMEDYTEMP INC
filed 2003-12-29
CIK 1013467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended September 28, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on March 30, 2003 on the NASDAQ National Market was $69,430,219. The aggregate market value of the Class B Common Stock (which converts to Class A upon certain transactions) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on March 30, 2003 on the NASDAQ National Market was $2,620,677.

The number of shares of Class A Common Stock outstanding as of December 17, 2003 was 8,794,606 and the number of shares of Class B Common Stock outstanding as of December 17, 2003 was 804,642.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 28, 2003. Portions of the Company’s Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III, Items 10-14, of this report on Form 10-K. Except for the portions expressly incorporated by reference, the Company’s Proxy Statement shall not be deemed to be part of this report.

RemedyTemp, Inc.

2003 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

In addition to historical information, the description of business below, management’s discussion and analysis in Part II and other statements contained elsewhere in this Annual Report on Form 10-K, include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly-owned subsidiaries, (collectively, the “Company”). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (Certain of such statements are identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will,” or “future”). Accordingly, the Company’s actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the continued performance of the RemX® specialty division, the Company’s ability to realize improvements in the months ahead, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various costs relating to temporary workers and personnel, including but not limited to workers’ compensation, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees/licensees, the outcome of litigation, software integration and implementation, application of deferred tax assets and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

General

RemedyTemp, Inc., (“Remedy” or the “Company”) founded in 1965 and incorporated in California in 1974, is a national provider of clerical, light industrial, information technology and financial temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 37 states, Puerto Rico and Canada through a network of 238 offices, of which 116 are Company-owned and 122 are independently-managed franchises. During the twelve months ended September 28, 2003, the Company placed approximately 130,000 temporary workers, known as “associates,” and provided approximately 38 million hours of staffing services to over 10,000 clients. From the beginning of fiscal 1997 through the end of fiscal 2003, the Company added 77 offices, net of office closures.

The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation’s temporary workforce. Beginning in November 1998, the Company began servicing the information technology sector, and in fiscal 2002 began servicing the financial and accounting sector. The clerical, light industrial, information technology and financial sectors comprise approximately 81.8% of the nation’s temporary staffing industry revenues, according to the Staffing Industry Analysts, Inc. (“SIA”), an independent staffing industry publication. Additionally, the Company intends to continue focusing its efforts in these areas. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company’s expertise in providing associates who possess the skills and attitudinal characteristics necessary to “fit” into its clients’ organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

The Company has invested significant human and financial resources in the development of these proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company’s primary proprietary technologies are maintained and offered in the following three interactive systems: Human Performance Technology (“HPT®”), an innovative series of multimedia evaluations used to profile the attitudinal characteristics of the Company’s associates; i/search 2000®, an integrated front office and back office database system that is used to pay temporary associates and bill clients as well as to classify, search and match the Company’s associates to job openings using parameters based upon client needs; and Employee Data Gathering and Evaluation (“EDGE®”), a proprietary computer system used by the Company at certain client locations to coordinate scheduling, track job performance and generate customized utilization reports for the client’s entire temporary workforce. The EDGE® system is installed at the beginning of a temporary assignment and is removed upon completion of that assignment. The EDGE® system, including the related hardware, is the property of the Company and is not sold or leased to its clients. Early in fiscal 2001, the Company completed its implementation of i/search 2000®, which replaced the Company’s previous proprietary front office information system. The Company’s integrated i/search 2000® has enabled its Company-owned and independently-managed offices to streamline operational efficiencies and enhance client service levels.

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

This Annual Report, and each of the Company’s other periodic and current reports, including any amendments, are available, free of charge, on our website, www.remedytemp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on the website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

The Staffing Industry

Temporary help revenues for the United States staffing industry are projected to be $76.6 billion in 2003 as compared to $76.1 billion in 2002. This modest growth results from the impact of the overall slowdown in the U.S. economy and relatively high unemployment. Prior to 2002, annual growth rates in temporary help revenues from 1998 to 2001 averaged approximately 5.1%. Industry analysts project that the staffing market will eventually resume growth as the U.S. economy improves. Historically, the temporary staffing industry has experienced its greatest growth during economic recoveries. Growth has been slow to materialize out of this recovery, apparently due to high productivity gains, which has kept job creation to a minimum.

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

Additionally, many economists believe temporary staffing also encourages greater work force participation, which is critical as the U.S. faces a labor shortage. Temporary staffing provides employment flexibility and options to people who might otherwise choose not to work. Flexible work arrangements offer choices that fit the diverse needs and preferences of potential employees thereby contributing to increased participation and enhanced productivity. These, along with various other economic and social factors, have increased the help supply services employment rate from 1.1% of the non-farm U.S. workforce in 1990 to 1.7% in 2002, according to U.S. Department of Labor statistics. The American Staffing Association estimates that the average daily employment in temporary help services approximated 2.1 million nationwide in 2002.

The clerical, light industrial, information technology and financial sectors represent the largest four sectors of the temporary staffing industry. A staffing industry report by SIA, based on 2002 revenues, reported that the office and clerical sector accounted for $19.3 billion or approximately 25.4% of the temporary staffing industry revenues, the light industrial sector accounted for $15.7 billion or approximately 20.7% of industry revenues, the technical/information technology sectors accounted for $20.0 billion or approximately 26.3% of industry revenues, and the financial sector accounted for $7.2 billion or approximately 9.5% of industry revenues. Historically, the overall growth in temporary staffing revenues has resulted primarily from growth in these four sectors. While all sectors in the temporary staffing industry experienced contraction in 2001 and 2002, industry reports currently project modest growth in 2003 and higher growth in 2004.

Operations

The Company provides temporary personnel in the following three industry sectors: clerical, light industrial, and specialty staffing.

Clerical Services — As the use of temporary staffing has become more prevalent, the range of clerical positions provided by the Company has expanded beyond traditional secretarial staff to include a broad range of general business environment personnel. Clerical services include executive assistants, word processors, customer service representatives, data entry operators, hosts, telemarketers, other general office staff and call center agents, including customer service, help desk/product support, order takers, market surveyors, collection agents and telesales.

Light Industrial Services — Light industrial services personnel are furnished for a variety of assignments including assembly work (such as mechanical assemblers, general assemblers, solderers and electronic assemblers), factory work (including merchandise packagers, machine operators and pricing and tagging personnel), warehouse work (such as general laborers, stock clerks, material handlers, order pullers, forklift operators, palletizers and shipping/receiving clerks), technical work (such as lab technicians, quality control technicians, bench technicians, test operators, electronic technicians, inspectors, drafters, checkers, designers, expediters and buyers) and general services (such as maintenance and repair personnel, janitors and food service workers).

The Company also provides solutions for clients’ logistics staffing needs, including distribution and fulfillment. Logistics is the management of inventory, and includes warehousing, transportation, distribution and supply of goods. The Company supplies temporary associates in the following categories: inventory takers, material processors, warehouse workers, boxers, mail clerks, expeditors and inventory control clerks.

Specialty Services — The Company provides specialty staffing services in the areas of information technology, finance and accounting and high level office staffing through its RemX® division. The RemX® division and brands are exclusively a Company-owned operation. The Company now operates 19 offices within the RemX® division:

Information Technology Services.    In November 1998, the Company began providing information technology temporary staffing and consulting services under the name RemX Technology Group®. RemX Technology Group®, now known as RemX® IT Staffing, supplies contract staffing and consulting professionals in key technology categories including hardware and software engineering, database design development, application development, Internet/Intranet site development, networking, software quality assurance and technical support. The Company currently has four RemX® IT Staffing offices.

Financial Services.    RemX® Financial Staffing, was launched during fiscal 2002 with ten office openings. RemX® Financial Staffing is a highly specialized division focusing on placing financial and accounting personnel in key positions within the financial sector. RemX® Financial Staffing provides its clients with controllers, financial analysts, certified public accountants, auditors, senior/staff accountants and a variety of other positions on a temporary, temp-to-hire or direct hire basis. The Company currently has 14 RemX® Financial Staffing offices.

Office Staff Services.    The Company’s newest division was launched during fiscal 2003 with its first RemX® OfficeStaff office  opening. RemX® OfficeStaff specializes in the recruitment and placement of high level administrative support personnel, including administrative assistants, office managers and corporate receptionists.

Office Organization.

The Company provides its services through a network of 238 office locations, 116 of which are owned and operated by the Company and 122 of which are operated as independently-managed franchised offices. The table below sets forth the geographic distribution of the Company-owned and independently-managed offices as of September 28, 2003.

		Independently Managed Franchised Offices
	Company- Owned Offices	Traditional	Licensed	Total Offices
California	67	—	2	69
Western Region(1)	5	4	14	23
Midwestern Region(2)	8	3	34	45
Southeastern Region(3)	24	6	44	74
Northeastern Region(4)	12	—	12	24
Puerto Rico	—	—	2	2
Canada	—	—	1	1

Total	116	13	109	238

(1)	Includes Arizona, Colorado, Hawaii, Idaho, Nevada, Oregon, Utah and Washington.
(2)	Includes Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.
(3)	Includes Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.
(4)	Includes Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York and Pennsylvania.

Company-Owned Offices.

The Company-owned offices provide clerical, light industrial, information technology and financial services and are primarily concentrated in California, with locations in 19 other states. These offices are organized into five divisions; each managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Company-owned offices are organized into different matrices based upon geographic location and/or service offerings. Each matrix has an office manager who is accountable for the day-to-day operations and profitability of the offices within that matrix.

Managers report to their Operational Vice Presidents, and together they are responsible for sales, client development and retention, recruitment, placement and retention of associates and general administration for their respective offices and regions. The Company believes that this decentralized structure contributes to the initiative and commitment of its management team and that its incentive compensation approach motivates managers to increase profits.

Company-owned offices had average sales per office of approximately $2.6 million for fiscal 2003. The density of Company-owned offices in certain areas enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical, light industrial, information technology and financial offices, allowing each to specialize and further penetrate its market.

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

Traditional Franchises.    The Company employed a traditional franchise model primarily from 1987 until 1990 (referred to as both “traditional franchise” and “traditional franchisee”). As of September 28, 2003, 13 of the Company’s 122 independently-managed offices were traditional franchises. These traditional franchisees pay all lease and working capital costs, fund payroll and collect clients’ accounts. Generally, traditional franchisees pay the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7% of gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins and for franchisees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 5.5% - 7.0%) based on gross billings. Traditional franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use certain designated service marks and trademarks, its business model, proprietary computer programs, as well as operational support. Material rights and terms of the form of the franchise agreement for traditional franchise offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore, pursuant to the terms of the form of franchise agreement for traditional franchise offices, franchisees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. The Company no longer offers this form of franchise agreement.

Licensed Franchises.    Since 1990, the Company has recruited new franchisees under the licensed franchise format (referred to as “licensed franchise,” “licensed franchisee” and/or “licensee”). The Company moved from the traditional franchise to the licensed franchise format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. As of September 28, 2003, 109 of the Company’s 122 independently-managed office locations were licensed franchise offices. The licensed franchise format differs from the traditional franchise format in that the Company employs all temporary personnel affiliated with the office. The Company funds payroll, collects clients’ accounts and remits to the licensee 60%-70% of the office’s gross profit, based upon the level of hours billed during the licensee’s contract year. However, the Company’s share of the licensee’s gross profit, representing its continuing franchise fees, is generally not less than 7.5% of the licensee’s gross billings; with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins and for licensees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 6.0%—7.0%) based on gross revenues. Material rights and terms of the form of the franchise agreement for licensed offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore, pursuant to the terms of the form of franchise agreement for licensed offices, licensees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. Currently, the Company only offers this form of franchise agreement to prospective franchisees.

Generally, licensed franchisees pay the Company an initial franchise fee of $10,000-$18,000 and continuing franchise fees consist of the Company’s share of the licensee’s gross profit as discussed above. Licensed franchise agreements entered into subsequent to January 2002 provide for deferred payment of a portion of the initial franchise fee. Currently, the initial investment for a licensed franchise business is estimated to be $92,000-$202,000 as disclosed in the Company’s Uniform Franchise Offering Circular (“UFOC”) to be issued by December 31, 2003 in accordance with Federal Trade Commission regulations. As outlined in the UFOC, this estimated initial investment includes the initial franchise fee payable to the Company, as well as estimated expenditures to various vendors for pre-operating costs and operating costs for the initial six months of operation. Continuing franchise fees are excluded from the total estimated initial investment. Refer to the franchise agreement for licensed offices, filed as an exhibit to this Annual Report on Form 10-K, for additional rights and terms of the franchise agreement currently offered by the Company.

Clients

The Company serves the needs of both medium-size and Fortune 500 businesses in a variety of industries. During the twelve months ended September 28, 2003, the Company serviced over 10,000 clients nationwide. The Company’s 10 highest volume clients in fiscal 2003 accounted for approximately 21.8% of the Company’s total revenues. No single client accounted for more than 4.4% of the Company’s total revenues for fiscal 2003.

Competition

The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco S.A., Kelly Services, Inc., Manpower Inc., Spherion Corporation, Labor Ready and Personnel Group of America. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company’s offices in their limited areas. In the information technology and financial sectors, the Company believes that its competitors include Modis Professional Services, Robert Half International, Inc., Adecco S.A., Alternative Resources Corporation, On Assignment, Inc., KForce, Comsys and CDI Corporation.

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

Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of September 28, 2003 is approximately $30.6 million.

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through use of irrevocable letters of credit, pledged cash and securities, or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of September 28, 2003, the Company has outstanding letters of credit and pledged securities totaling $21.9 and $21.6 million, respectively. The pledged cash and securities are restricted while the Company’s remaining obligations under the workers’ compensation program are outstanding and cannot be used for general corporate purposes. Accordingly, the Company has classified these pledged securities as restricted in the accompanying consolidated balance sheets.

The Company also has an aggregate $5.3 million liability recorded at September 28, 2003 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of the Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program (see further discussion under Item 3. Legal Proceedings).

Employees

As of September 28, 2003, the Company employed a staff of approximately 558 individuals (excluding temporary associates). During fiscal 2003, approximately 130,000 temporary associates were placed by the Company through Company-owned and independently-managed franchised offices. Approximately 70,000 of the temporary associates were employed by Company-owned offices and approximately 52,000 were employed by the Company, through licensed franchise offices. Approximately 8,000 of the temporary associates were placed by traditional franchise offices that are not employed by the Company but rather are legal employees of the traditional franchisees. At any given time during 2003, only a portion of these employees were placed on temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.

Governmental Regulation

The Company’s marketing and sale of franchises is regulated by the Federal Trade Commission and by authorities in 19 states. In those states, the Company is required to file a registration application, provide notice or qualify for an exemption from registration. The Company has filed, or is in the process of filing, the appropriate registration applications, or has obtained an exemption from such registration requirements. The Company files and distributes, to prospective franchisees, Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company’s ongoing relationships with its franchisees are regulated by applicable federal and state franchise laws.

Proprietary Rights and Systems

The Company has developed, either internally or through hired consultants, its HPT®, EDGE® and i/search 2000® computer systems. These and other proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.

The Company has registered the following trademarks and service marks with the U.S. Patent & Trademark Office for use in its operation: REMEDY®, REMEDY TEMPORARY SERVICES®, REMEDYTEMP®, REMEDY TECHNICAL®, CALLER ACCESS®, INTELLISEARCH®, INTELLIGENT STAFFING®, HIRE INTELLIGENCE®, EDGE®, VSM®, HPT®, THE INTELLIGENT TEMPORARY®, REMEDY LOGISTICS GROUP®, REMX TECHNOLOGY GROUP®, REMX® Financial Staffing, AXCESS INTERACTIVE CUSTOMER CARE®, RECRUITRAC®, I/SEARCH 2000® and REMX® OfficeStaffing. In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register the service mark MEGABLASTSM . In general, these marks are used by the Company and its licensees and franchisees, except that REMX TECHNOLOGY GROUP®, REMX® Financial, REMX® IT Staffing and REMX® OfficeStaff are used exclusively by the Company.

Risk Factors

In evaluating Remedy’s business, you should carefully consider the following risk factors in addition to information contained elsewhere in this Annual Report on Form 10-K.

Any significant economic downturn could result in our clients using fewer temporary employees, which could materially adversely affect the Company.

Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, businesses may reduce their use of temporary employees before undertaking layoffs of their full-time employees, resulting in decreased demand for Remedy’s temporary personnel. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies, which could have a material adverse effect on the Company’s business. The overall slowdown in the U.S. economy in 2001 and 2002 had a significant adverse impact on the Company’s revenues. Additionally, because the Company currently derives a significant portion of its revenues from the California market (approximately 44.0% in fiscal 2003), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

Remedy operates in highly competitive markets with low barriers to entry, potentially limiting its ability to maintain or increase its market share or profit margins.

The temporary services industry is highly competitive with limited barriers to entry and in recent years has been undergoing significant consolidation. The Company competes in national, regional and local markets with full service agencies and with specialized temporary service agencies. Many competitors are smaller than the Company but have an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors are more well-known and have greater marketing and financial resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. The Company expects the level of competition to remain high in the future, and competitive pricing pressures may have an adverse effect on the Company’s operating margins.

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

The cost of unemployment insurance premiums and workers’ compensation costs for Remedy’s temporary employees may rise and reduce Remedy’s profit margins.

Businesses use temporary staffing in part to shift certain employment costs and risks to personnel services companies. For example, Remedy is responsible for, and pays unemployment insurance premiums and workers’ compensation for, its temporary employees. These costs have generally risen as a result of increased claims, general economic conditions and governmental regulation. There can be no assurance that Remedy will be able to increase the fees charged to its clients in the future to keep pace with increased costs. Price competition in the personnel services industry is intense. If Remedy is unable to maintain its margins, it expects that it may choose to stop servicing certain clients. Further, there can be no assurance that certain clients will continue to use Remedy at increased cost. There can be no assurance that Remedy will maintain its margins, and if it does not; its results of operations, financial condition and liquidity could be adversely affected.

On November 18, 2003, the Company was notified by the State of California Employment Development Department that the Company underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations, the Company believes that this assessment is without merit. The Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations and disputes this assessment. The Company has not accrued for this amount as of September 28, 2003.

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

The Company is contractually required to maintain irrevocable letters of credit and pledged securities (cash and investments), aggregating $21.9 million and $21.6 million, respectively, to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts. Remedy expects the amount of collateral required will continue to increase. In the event that Remedy loses its current credit facilities, or cash flow and borrowing capacity under the existing credit facilities are insufficient to meet this increasing obligation, the Company will be required to seek additional sources of capital to satisfy its liquidity needs which could have a material adverse effect on the Company’s business.

The cost of mandated health insurance cost may not be able to be passed onto customers.

On October 5, 2003 the state of California passed health insurance mandate “SB2.” This law will require employers, with more than 200 employees, to either provide health coverage for their employees and their families, or to pay into a state fund for the provision of health coverage. The law would be effective for the year beginning January 1, 2006 and would require the Company to cover 80% of the cost of insurance. As a result of the changing business environment in California, some believe that this law may be repealed prior to the required implementation date. In the event that this law does not get repealed, these costs will be substantial and there can be no assurance that Remedy will be able to pass these costs onto customers and maintain its current margins. In addition, there can be no assurance made that other states will not enact similar health insurance legislation that could have a material impact on the Company. However, since the adoption of ERISA, several states have attempted to pass mandatory health-coverage bills that failed legal challenges under ERISA. Currently, Hawaii, which adopted mandatory health coverage before the passage of ERISA and received a “grandfather clause” exempting the state from the regulation, is the only other state with mandated employer provided health care.

Remedy derives a significant portion of its revenues from franchised operations.

The Company derives a substantial amount of its revenues (37.7% in fiscal 2003) from traditional and licensed franchise operations. The ownership of the Company’s traditional and licensed franchise offices is concentrated, with the ten largest franchisees together accounting for approximately 17.0% of the Company’s revenues in fiscal 2003. There can be no assurance that the Company will be able to attract new franchisees or that the Company will be able to retain its existing franchisees. The loss of one or more of these relationships, or other franchisees who may in the future account for a significant portion of the Company’s revenues, could have a material adverse effect on the Company’s results of operations.

The Company is continually subject to the risk of new regulations, which could harm its business.

The Company is subject to bills introduced in Congress and various state legislatures, which, if enacted, could impose conditions that could have a negative financial impact on the Company and harm its business operations. Remedy takes an active role (through its affiliations with, and participation in, various staffing industry organizations) in opposing proposed legislation adverse to its business and in informing policy makers as to the social and economic benefits of its business. However, there can be no assurance or guarantees that any of these bills (or future bills) will not be enacted, in which case, demand for the Company’s services may suffer.

Item 2.    Properties

The Company does not own any real property. The Company leases its corporate headquarters in Aliso Viejo, California, from OTR, an Ohio general partnership. The lease agreement, as amended, provides for leased premises, totaling approximately 51,202 square feet in size, at a fixed rate of $1.80 per square foot per month until September 30, 2007 and $2.05 per square foot per month from October 1, 2007 until September 30, 2010. Additionally, the Company’s obligation to pay base rent of $461,000 has been waived for the period of time from October 1, 2003 until February 29, 2004. The base rent includes amounts for operating costs, which include, but are not limited to, property taxes, utilities, supplies, repairs and maintenance, janitorial staff, security staff and insurance premiums on the building. In addition to base rent, the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease for an additional term of five years. The Company moved into its current corporate headquarters in September 1998, and the initial term of its lease, as amended, expires in September 30, 2010.

As of September 28, 2003, the Company leased the space occupied by all of its Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company assists its franchisees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

Item 3.    Legal Proceedings

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., its wholly-owned subsidiaries (Remedy Intelligent Staffing, Inc. and Remedy Temporary Services, Inc.), Karin Somogyi, Paul W. Mikos and Greg Palmer (the “Complaint”). The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy’s traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive practices, and plaintiffs seek restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor. Remedy has filed a counterclaim in arbitration with the American Arbitration Association alleging, among other things, breach of contract. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s Customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s Customers in those claims. The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s Customers in the pending claims). The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s Customers and their insurance carriers. Remedy then filed a motion for reconsideration of the decision by the WCAB Administrative Law Judge to the entire WCAB. On March 28, 2003, the entire WCAB affirmed the ruling of the Administrative Law

Judge and as a result, the Company filed an appeal of this matter to the California Court of Appeals in May 2003. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the appeals process has been exhausted. Management believes, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and, accordingly, the Company will suffer no loss.

Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement to its other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the client’s insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates incurred losses, as of September 28, 2003, for the claims in question amount to $38.7 million. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Based on current available information, management does not believe the Company is party to any legal proceedings that are likely to have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the Company’s fourth quarter of the fiscal year ended September 28, 2003.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages as of September 28, 2003 are set forth below.

Name	Age	Position(s) Held
Greg D. Palmer	47	President and Chief Executive Officer
Robert E. McDonough, Sr.	81	Founder and Vice Chairman of the Board of Directors
Monty A. Houdeshell	55	Senior Vice President and Chief Financial Officer
Janet L. Hawkins	48	Senior Vice President, Sales and Marketing
Gunnar B. Gooding	40	Vice President, Human Resources and Legal Affairs
Cosmas N. Lykos	35	Vice President of Business Affairs, General Counsel and Secretary

Greg D. Palmer has served as President and Chief Executive Officer of the Company since January 2001. From January 1998 to January 2001, Mr. Palmer served as Executive Vice President and Chief Operations Officer of the Company. From 1985 to December 1997, and prior to joining the Company, Mr. Palmer served in senior level management positions in the southeast and northeast divisions and previously as Senior Vice President in charge of managing operations in the western United States for Olsten Corporation, formerly a provider of staffing and health care services.

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

Monty A. Houdeshell has served as Senior Vice President, Chief Financial Officer of the Company since of January 1, 2003. From 1988 until November 1999 he was Vice President, Chief Financial Officer of Furon Company. Prior to 1988, he was Vice President, Chief Financial Officer of Oak Industries, Inc.

Janet L. Hawkins has served as the Senior Vice President of Sales and Marketing for the Company since July 2003. From 1978 to June 2003, and prior to joining the Company, Mrs. Hawkins served as President of Hawkins Advertising and Public Relations.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Since July 11, 1996, the Company’s Class A Common Stock has been traded on the NASDAQ National Market under the symbol “REMX.” Prior to July 11, 1996, the Company’s stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock for fiscal 2003 and fiscal 2002:

	For the Three Months Ended
	December 29, 2002	March 30, 2003	June 29, 2003	September 28, 2003
High	$15.85	$14.10	$12.56	$13.02
Low	$12.53	$10.02	$8.60	$9.27

	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002
High	$14.45	$16.25	$18.88	$19.50
Low	$9.05	$12.27	$15.40	$10.15

As of December 17, 2003, there were an estimated 900 shareholders of record of the Company’s Class A Common Stock and 5 shareholders of record of the Company’s Class B Common Stock.

Subsequent to the Company’s initial public offering in fiscal 1996, the Company has not declared or paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

Securities Available for Issuance Under Our Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of September 28, 2003 of which the plans were as follows: the Company’s 1996 Amended and Restated Stock Incentive Plan, 1996 Employee Stock Purchase and the Non-Employee Director Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	701,663	$15.07	369,351	(1)
Equity compensation plans not approved by security holders	—	—	42,304	(2)

Total	701,663	$15.07	411,655

(1)	Includes 149,846 shares of Common Stock that may be issued under the Company’s 1996 Employee Stock Purchase Plan and 219,505 shares of Common Stock that may be issued under the Company’s 1996 Amended and Restated Stock Incentive Plan.

(2)	Pertains to shares of Common Stock that may be issued under the Non-Employee Director Plan discussed below.

Non-Employee Director Plan

Directors who are also employees or officers of the Company receive no extra compensation for their service on the Board. Pursuant to the Non-Employee Director Plan, effective March 16, 1998, and amended by the Board on October 1, 2003, independent directors receive an annual retainer in the form of cash or shares of Common Stock valued at $25,000 on the date of their election or re-election to the Board. For those directors electing to receive their retainer in stock, the Shares that are issued under the Non-Employee Director Plan are held in trust, on a deferred basis (subject to an exception for financial hardship) until a director is no longer a director of the Company. Such shares are issued in trust no later than ten (10) business days after the next annual meeting of shareholders following election or re-election, provided that the director has remained a director during such time. The maximum aggregate number of shares that have been authorized for issuance under the Non-Employee Director Plan is 75,000 shares, subject to adjustment upon recapitalization, stock dividends, stock splits and similar changes in the Company’s capitalization as provided in the plan. As of September 28, 2003, 42,304 shares of Common Stock were available for issuance under the Non-Employee Director Plan.

Item 6.    Selected Financial Data

The selected financial data with respect to the Company set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following selected financial information as of and for the fiscal years ended September 28, 2003, September 29, 2002, September 30, 2001, October 1, 2000 and October 3, 1999 has been derived from the audited financial statements of the Company.

	For the Fiscal Year Ended (1)
	2003	2002	2001	2000	1999
	(amounts in thousands, except per share data)
Statement of Operation Data:
Total revenues	$481,965	$464,538	$519,223	$557,860	$513,536

(Loss) income before income taxes and cumulative effect of adoption of a new accounting standard	$(18,542)	$2,514	$12,356	$22,515	$24,749
Provision for income taxes	8,280	377	3,960	8,151	9,528

(Loss) income before cumulative effect of adoption of a new accounting standard	(26,822)	2,137	8,396	14,364	15,221
Cumulative effect of adoption of a new accounting standard, net of tax	2,421	—	—	—	—

Net (loss) income	$(29,243)	$2,137	$8,396	$14,364	$15,221

Earnings per share—basic:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2.98)	$0.24	$0.94	$1.62	$1.72
Cumulative effect of adoption of a new accounting standard, net of taxes	(0.27)	—	—	—	—

Net (loss) income—basic	$(3.25)	$0.24	$0.94	$1.62	$1.72

Earnings per share—diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2.98)	$0.24	$0.94	$1.59	$1.71
Cumulative effect of adoption of a new accounting standard, net of taxes	(0.27)	—	—	—	—

Net (loss) income—diluted	$(3.25)	$0.24	$0.94	$1.59	$1.71

Weighted-average number of shares:
Basic	9,010	8,973	8,917	8,878	8,864

Diluted	9,010	9,076	8,940	9,020	8,923

Balance Sheet Data: (2)
Cash and cash equivalents	$13,236	$26,101	$37,362	$1,084	$7,887
Investments	$18,384	$22,955	$1,708	$1,960	$1,321
Working capital	$56,074	$83,822	$74,496	$62,983	$51,969
Restricted cash and investments	$21,615	$—	$—	$—	$—
Total assets	$139,194	$146,544	$137,302	$119,534	$116,721
Shareholders’ equity	$75,364	$102,984	$99,575	$90,471	$75,456

(1)	The fiscal year end of the Company is a 52 or 53 week period ending the Sunday closest to September 30. Thus, “fiscal 2003,” “fiscal 2002,” “fiscal 2001,” “fiscal 2000” and “fiscal 1999” refer to the Company’s fiscal years ending September 28, 2003, September 29, 2002, September 30, 2001, October 1, 2000 and October 3, 1999, respectively. Fiscal year 1999 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(2)	Certain items in prior periods have been reclassified to conform to current year classifications.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company provides temporary staffing services to industrial, service and technology businesses, professional organizations and governmental agencies. During the twelve fiscal months ended September 28, 2003, the Company placed approximately 130,000 temporary workers and provided approximately 38 million hours of staffing services to over 10,000 clients. From the beginning of fiscal 1997 through the end of fiscal 2003, the Company added 77 offices, net of office closures, for a total of 238 offices.

Operations

The Company’s revenues are derived from Company-owned offices (direct sales) and independently-managed franchise offices (licensed sales and franchise royalties). The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format. Under the Company’s traditional franchise agreements, the traditional franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7% of its gross billings. Royalty fees are reduced when the franchise serves a national client as these clients typically have lower margins and for franchises that have renewed their franchise agreement and qualify for a discounted rate (ranging from 5.5% - 7.0%) based on gross billings. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60% — 70% of the office’s gross profit. However, the Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings; with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins and licensees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 6.0% — 7.0%) based on gross revenues. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

As of September 28, 2003, there were 13 independently-managed franchise offices operating as traditional franchises and 109 operating as licensed franchise offices. In general, franchise offices opened from 1987 to 1990 are operated as traditional franchises, and independently-managed offices opened since 1990 are operated as licensed franchise offices. The Company moved from the traditional to the licensed franchise format to exercise more control over the collection and tracking of the receivables generated by the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. Accordingly, the number of traditional franchise offices is not anticipated to increase, except in certain circumstances when a licensed franchise office may convert to the traditional franchise format. Additionally, existing traditional franchisees have the option under their contract to open new franchise offices within their territory. The number of licensed franchise offices is expected to increase because new independently-managed offices will be opened in licensed franchise format and offices currently operated as traditional franchises may, depending upon various factors, convert to the licensed franchise format. If the number of traditional franchise offices is reduced, royalty revenues will decrease.

The following table sets forth for the last five fiscal years, the number of Company-owned, traditional and licensed franchise offices and revenues associated with each. For traditional franchised offices, Company revenues are limited to the royalties revenues earned on gross billings. Average revenues per office are computed by dividing the relevant revenues by the number of related offices. The Company’s long-term revenue growth depends in part upon its ability to continue to attract new clients, retain existing clients and open new offices, as well as its ability to enhance the sales of existing offices beyond historical levels.

	Fiscal Year
	2003	2002	2001	2000	1999
	(dollars in thousands)
Company-Owned Offices
Number of offices	116	126	117	114	101
Average hours billed per office	193,492	168,258	204,782	225,682	241,108
Total revenue	$300,070	$267,207	$288,396	$306,955	$279,206
Average revenue per office	$2,587	$2,121	$2,465	$2,693	$2,764

Licensed Franchise Offices
Number of offices	109	126	156	141	130
Average hours billed per office	125,072	115,617	106,185	130,303	137,065
Total revenue	$180,262	$195,588	$228,236	$247,246	$231,481
Average revenue per office	$1,654	$1,552	$1,463	$1,754	$1,781

Traditional Franchise Offices
Number of offices	13	14	17	27	20
Average hours billed per office	124,696	137,904	180,973	154,869	158,713
Total billings	$23,255	$26,776	$40,420	$55,906	$43,845
Average billings per office	$1,789	$1,913	$2,378	$2,071	$2,192
Royalties revenues	$1,614	$1,732	$2,531	$3,552	$2,689

Total Offices	238	266	290	282	251
Average Hours Billed Per Office	158,399	141,726	150,348	171,212	180,656
Total Office Revenues	$481,946	$464,527	$519,163	$557,753	$513,376
Initial Franchise Fees	$19	$11	$60	$107	$160

Total Company Revenues	$481,965	$464,538	$519,223	$557,860	$513,536

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Total revenues increased 3.8% or $17.4 million to $482.0 million for fiscal 2003 from $464.5 million for fiscal 2002. Direct revenues increased 12.3% to $300.1 million from $267.2 million, licensed franchise revenues decreased 7.8% to $180.3 million from $195.6 million and traditional franchise royalties decreased 6.8% to $1.6 million from $1.7 million for fiscal 2003 compared to fiscal 2002, respectively. The main contributing factor ($17.7 million) for the shift between direct and franchise revenues is attributable to the acquisition of two franchises in Tennessee and Texas in the second and third quarters of fiscal 2003. The Company’s fiscal 2003 fourth quarter revenue increased 0.9% over the corresponding quarter in fiscal 2002 and 6.4% over the preceding fiscal 2003 third quarter. Although modest, this overall growth continues to be a positive trend compared with the prior year. The Company’s RemX® specialty staffing division, launched during fiscal 2002, increased revenues $11.1 million to 3.1% of total consolidated revenue for fiscal 2003 as compared to 0.9% of total consolidated revenue for fiscal 2002. Additionally, the Company experienced a modest increase in the permanent placement revenues as compared to the prior year. Moreover, the Company’s revenue growth resulted from the change in its strategic plan to shift its overall business mix to higher margin services, in addition to increasing its sales capacity and new sales channels.

The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 62.3% of total revenues for fiscal 2003 as compared to 57.5% for fiscal 2002. This shift resulted primarily from (i) fewer licensed franchise offices in the current year as a result of the acquisition of a significant licensed franchise consisting of several offices (see Note 6 to the Consolidated Financial Statements), closures due to reduced business and the non-renewal of expired licensed franchisee agreements, and (ii) incremental revenues generated from new Company-owned traditional and specialty staffing offices, as previously discussed. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

Revenues from the light industrial sector decreased as a percentage of total revenues to 67.6% as compared to 69.0% in the prior year. Revenues from the clerical business line decreased to 29.3% of revenue for fiscal 2003 as compared to 30.1% of revenue for fiscal 2002. However, the clerical business line for the fiscal 2003 fourth quarter increased to 28.1% compared to 27.7% of revenues for the same prior year period. The slight increase in the clerical business during the fourth quarter is consistent with the Company’s overall strategic plan to focus on higher margin business. As discussed earlier, the RemX® division increased to 3.1% of total consolidated revenue and is the Company’s fastest growing business line. The Company opened seven and ten RemX® offices during fiscal 2003 and 2002, respectively. RemX® is exclusively a Company-owned operation that provides specialized finance and accounting, IT staffing and office staff services. The Company closed 31 marginally profitable or non-revenue generating Company-owned offices during fiscal 2003. Management continues to strategically evaluate its existing and target markets and will continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate. Our target customer is the small-to-mid size account, generating approximately $200,000 to $5 million in annual revenue. The margins typically are higher on this type of business, and it lessens our dependence on individual large-scale accounts. For the fiscal 2003 fourth quarter, our single largest customer represented 5.1% of revenue and the Company’s top ten customers combined comprised approximately 26.0%. Our goal is to significantly lower this percentage over the next three years from 26.0% to less than 15.0%. The Company’s ability to increase revenues depends significantly on the Company’s ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers, and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to temporary associates, increased 8.8% or $32.7 million to $405.2 million for fiscal 2003 from $372.5 million for fiscal 2002. Total cost of direct and licensed sales as a percentage of revenues was 84.1% for fiscal 2003 compared to 80.2% for fiscal 2002. The overall reduction in gross margin is a continued trend and is primarily related to an increase in workers’ compensation costs from $18.7 million for fiscal 2002 to $33.2 million for fiscal 2003. A substantial portion of the increase resulted from increases in medical costs in California. The decrease in the gross margin is also attributable to a lower markup resulting from continued pricing pressures experienced throughout the staffing industry and a sharp increase in state unemployment insurance costs that the Company believes will continue to increase in fiscal 2004, both within and outside of California. There can be no assurance that the Company’s gross margin will improve in the future.

On November 18, 2003, the Company was notified by the State of California Employment Development Department that the Company underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations, the Company believes that this assessment is without merit. The Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations and disputes this assessment. The Company has not accrued for this amount as of September 28, 2003.

Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation, as previously discussed. Licensees’ share of gross profit decreased 15.0% or $4.3 million to $24.4 million for fiscal 2003 from $28.7 million for fiscal 2002 due to an overall 13.6% net decrease in licensed franchise gross profits, as well as reduced permanent placement business for which licensed franchisees typically earn a larger percentage of the related gross margin. Licensees’ share of gross profit as a percentage of licensed gross profit was 66.6% for fiscal 2003 as compared to 67.7% for fiscal 2002.

Selling and administrative expenses increased 14.7% or $8.4 million to $65.4 million for fiscal 2003 from $57.0 million for fiscal 2002. Selling and administrative expenses as a percentage of total revenues was 13.6% for fiscal 2003 and 12.3% for fiscal 2002. Several factors contributed to this increase, including the Company’s continued investment in its revenue-generating projects, specifically $2.1 million related to the RemX® specialty staffing division and the Company’s national expansion efforts in targeted geographic locations. The Company increased its sales force by 10.9% during the fourth quarter of fiscal 2003. Additionally, as discussed in Note 7 to the Consolidated Financial Statements, the Company closed or consolidated several under-performing offices during the third and fourth quarters of fiscal 2003 resulting in a $1.0 million charge for the related remaining lease obligations, severance benefits and other associated costs. The Company also experienced an increase of $0.6 million in group health insurance premiums, $0.5 million in general insurance costs, $0.7 million in legal fees, $1.0 million in consulting costs, $1.2 million in colleague salaries and $0.5 million in amortization of unearned compensation. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

Depreciation and amortization increased 25.6% or $1.4 million to $6.7 million for fiscal 2003 from $5.3 million for fiscal 2002. This increase primarily resulted from the change in accounting estimate related to the useful life of certain capitalized software costs, as discussed in Note 1 to the Consolidated Financial Statements. The change in estimate resulted in an additional $1.0 million amortization charge during the fourth quarter of fiscal 2003. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and its offices were not fully utilizing the system. Additionally, included in depreciation expense during the fourth quarter of fiscal 2003, the Company recorded a $0.5 million impairment charge related to capitalized software costs, as discussed in Note 1 to the Consolidated Financial Statements.

Income from operations decreased $20.7 million to an operating loss of $19.8 million for fiscal 2003 from operating income of $0.9 million for fiscal 2002 due to the factors described above, which included significant increases in workers’ compensation expense, continued increases in state unemployment insurance, decrease in licensee’s gross profit margins, increase in selling and administrative expenses, and increased depreciation expense.

The Company incurred a loss (before cumulative effect of adoption of a new accounting standard) of $26.8 million for fiscal 2003, as compared to income of $2.1 million for fiscal 2002. In addition to the reasons for the loss described above, the Company provided a $16.9 million valuation allowance against the net deferred tax assets based upon the Company’s recent cumulative losses over the past three years (see Note 5 to the Consolidated Financial Statements).

The cumulative effect of adoption of a new accounting standard of $2.4 million (net of tax of $1.6 million) for fiscal 2003 represents the goodwill impairment charge resulting from the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 effective the beginning of fiscal 2003, as discussed in Note 1 to the Consolidated Financial Statements.

The Company generated a net loss of $29.2 million for fiscal 2003 as compared to net income of $2.1 million for fiscal 2002.

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

Revenues from the light industrial sector, the Company’s core focus, increased as a percentage of total revenues over the prior year as well. This is notable as the manufacturing sector (which encompasses the Company’s light industrial classification) was early into the economic downturn and has, historically, led the subsequent economic recovery, according to industry analysts. Overall, and in accordance with the Company’s marketing focus, revenues from middle market clients (defined as clients with $200,000 to $5.0 million in annual temporary billings) increased to 56.0% of total revenues for fiscal 2002 from 51.5% in the preceding year.

During the second quarter of fiscal 2002, the Company launched its financial staffing division, RemX® Financial Staffing, and opened ten Company-owned offices. RemX® Financial Staffing is exclusively a Company-owned operation. Additionally, the Company opened four Company-owned replacement offices in the former licensed franchisee’s territory discussed above. The Company continues to strategically evaluate its existing and target markets and will continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate. The Company’s ability to increase revenues depends significantly on the Company’s ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to the temporary associates, decreased 7.2% or $29.1 million to $372.5 million for fiscal 2002 from $401.6 million for fiscal 2001. Total cost of direct and licensed sales as a percentage of revenues was 80.2% for fiscal 2002 compared to 77.4% for fiscal 2001. The overall reduction in margin is attributable to (i) lower markup resulting from the continued pricing pressures experienced throughout the staffing industry as a result of current economic factors, (ii) an increasing shift in the Company’s mix towards light industrial business, noted above, which is typically high volume/lower margin business, (iii) reduced permanent placement business and royalty income and (iv) increased workers’ compensation costs. Many factors, including increased wage costs or other employment expenses, could adversely affect the Company’s cost of direct and licensed franchise sales.

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

Selling and administrative expenses decreased 9.5% or $6.0 million to $57.0 million for fiscal 2002 from $63.0 million for fiscal 2001. In the prior year, the Company recorded two unusual charges totaling $4.2 million, which consisted of $1.9 million related to a large customer’s accounts receivable balance deemed uncollectible due to sudden financial deterioration, and $2.3 million related to severance benefits for the Company’s former President and Chief Executive Officer. Fiscal 2002 selling and administrative expenses also reflect $0.7 million related to reduced post-implementation support costs for the Company’s information systems and $0.5 million related to the outcome of a favorable legal matter. Additionally, the Company continued its overall cost containment initiatives during fiscal 2002 resulting in operational and organizational efficiencies and related cost reductions. The realized cost savings from these efforts were offset by increased legal fees of $1.4 million (see Item 3. Legal Proceedings) and planned expenditures during fiscal 2002 associated with new office openings, the launch of the RemX® Financial Staffing division and implementation of a telemarketing program. Selling and administrative expenses as a percentage of total revenues was 12.3% for fiscal 2002 and 12.1% for fiscal 2001. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

Depreciation and amortization decreased 6.0% or $0.3 million to $5.4 million for fiscal 2002 from $5.7 million for fiscal 2001.

Income from operations decreased 91.6% or $9.6 million to $0.9 million for fiscal 2002 from $10.5 million for fiscal 2001 due to the factors described above. Income from operations as a percentage of revenues was 0.2% for fiscal 2002 compared to 2.0% for fiscal 2001.

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

Liquidity and Capital Resources

The Company’s balance sheet and cash flow remain strong. The Company has $53.2 million in cash and investments as of September 28, 2003 (including restricted cash and investments discussed below), an increase of $4.2 million from the corresponding prior year period, and it continues to be debt free. Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs, direct office openings, capital expenditures (including management information systems initiatives) and franchise acquisitions. Beginning in the third quarter of fiscal 2003, the Company began collateralizing a portion of its remaining workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit (see related discussion below). The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

Cash provided by operating activities was $9.4 million in fiscal 2003, $14.6 million in fiscal 2002 and $38.7 million in fiscal 2001. Cash flows from operating activities, compared to the preceding years, were impacted by reduced operating margins, timing of receivables collections, as well as the timing of vendor payments and realization of net tax benefits. Cash flows from operations were also impacted by the timing of the Company’s workers’ compensation claims payments. While the Company records its liability for open claims based upon the ultimate cost of the claims (as discussed below), the cash outflow for those recorded claims cost occurs over time.

Prior to fiscal 2002, the Company invested its excess cash primarily in cash equivalents (e.g., money market accounts, overnight investments and debt securities with original maturities less than 90 days). During fiscal 2002, and as a result of the strong cash position generated from operations, the Company expanded its investment portfolio to include highly rated debt securities with maturities ranging from three months to three years. Net cash outflows related to available-for-sale investments were $9.0 million for fiscal 2003 as compared to $21.2 million for fiscal 2002.

Cash used for purchases of fixed assets, including information systems development costs, was $2.6 million for fiscal 2003, $3.5 million for fiscal 2002 and $3.0 million for fiscal 2001. The Company continues to invest in computer-based technologies and direct office openings and anticipates approximately $2.5 million in related capital expenditures during the next twelve months.

As discussed in Note 3 to the Consolidated Financial Statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. Effective April 1, 2001, the Company contracted with independent, third-party carriers for workers’ compensation insurance and claims administration in the majority of states. The Company is self-insured for its deductible liability under these insurance contracts ($250,000 per occurrence for claims incurred from April 1, 2001 to March 31, 2002 and $500,000 per occurrence for all subsequent claims). All losses and expenses for individual claims in excess of the applicable deductible amounts would be paid by the appropriate insurance carrier. Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of September 28, 2003 is approximately $30.6 million.

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through use of irrevocable letters of credit, pledged securities (cash and investments) or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of September 28, 2003, the Company has outstanding letters of credit and pledged securities totaling $21.9 million and $21.6 million, respectively. The pledged securities are restricted while the Company’s remaining obligations under the workers’ compensation program are outstanding and cannot be used for general corporate purposes.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and is currently in liquidation. The Company is in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program as discussed in Part I, Item 3. Legal Proceedings and in Note 8 to the Consolidated Financial Statements. An unfavorable outcome in this matter could adversely affect the Company’s liquidity and results of operations.

The Company’s national expansion plans include increasing market presence in certain identified geographic regions. Due to exclusive territory rights contractually granted to its traditional and licensed franchisees, the Company may be limited in certain circumstances from opening Company-owned offices in those identified geographic areas. Additionally, the franchisee(s) may not have the resources to expand the existing franchised operation(s). As a result, and from time to time, the Company may selectively purchase franchised operations to facilitate its expansion plans. During fiscal 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and a smaller franchise operation in Texas consisting of one office. During fiscal years 2002 and 2001, the Company acquired two and five licensed franchise offices, respectively. Additionally, the Company made an earnout payment during fiscal 2002 relating to a previous licensed franchise acquisition in accordance with the provisions of the purchase agreement. The Company is contemplating the continued selective repurchase of licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions.

The Company’s RemX® specialty staffing division includes RemX® Financial Staffing, RemX® IT Staffing and RemX® OfficeStaff. RemX® specialty staffing division is an exclusively Company-owned operation and brand focused on providing financial, IT and high level office staff personnel, respectively, on a temporary, temp-to-hire or direct hire basis in major markets nationwide. The Company has opened fourteen, four and one RemX® Financial Staffing, RemX® IT Staffing and RemX® OfficeStaff offices respectively. In fiscal 2004, the Company anticipates $0.4 million in capital expenditures to further expand the RemX® specialty division into both new and existing markets. Continued expansion and operation of the RemX® specialty staffing division may have an impact on future liquidity.

The Company has a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million available in letters of credit. The line of credit is collateralized by certain assets of the Company and interest on outstanding borrowings is generally payable quarterly. The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 1.125% to 1.375% based upon specified financial covenants. The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. The credit agreement expires on June 1, 2004. This credit agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. As of September 28, 2003, the Company was in compliance with all restrictive covenants and required ratios, with the exception of its fixed charge coverage ratio and its consolidated EBITDA requirements. In this regard the Company executed the First Amendment and Waiver to the credit agreement, dated November 14, 2003, whereby, non-compliance with the fixed charge coverage ratio and consolidated EBITDA requirements have been waived through January 15, 2004. The Company is in the process of negotiating a new credit facility and anticipates it will be executed and in place prior to January 15, 2004.

The Company has no borrowings outstanding as of September 28, 2003, September 29, 2002 and September 30, 2001. The Company has outstanding letters of credit totaling $21.9 million, $31.1 million and $17.3 million as of fiscal years 2003, 2002 and 2001, respectively, as contractually required under the terms of its workers’ compensation insurance agreements discussed above.

The Company may continue evaluating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

The Company has certain contractual obligations as of September 28, 2003, as listed below:

	Payment Due by Period Fiscal Years
	Total	2004	2005-2006	2007-2008	Thereafter
Contractual Obligations
Operating Leases	$17,508	$4,678	$6,616	$3,775	$2,439
Workers Compensation	35,944	15,263	9,931	5,287	5,463

Total	$53,452	$19,941	$16,547	$9,062	$7,902

The Company believes that its current and expected levels of working capital of $56.1 million and line of credit are adequate to support present operations and to fund future growth and business opportunities through October 3, 2004 and for the foreseeable future.

Critical Accounting Policies

The discussions and analyses of the Company’s consolidated financial condition and results of operations were based on the Company’s consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, accounts receivable, workers’ compensation costs, goodwill, intangible and other long-lived assets, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation. These estimates are based on historical experience and a variety of other assumptions believed reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies are those most significantly affected by the judgment, estimates and/or assumptions used in the preparation of Remedy’s consolidated financial statements.

Revenue Recognition – The Company generates revenue from the sale of temporary staffing and permanent placement services by its Company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Permanent placement revenues are recognized when the permanent placement candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed for the Company’s permanent placement guarantee period, typically 30-100 days and have historically been insignificant to the Company’s overall results of operations.

The Company accounts for the revenues and the related direct costs in accordance with Emerging Issues Task Force 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on the behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the income statement, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchised agreement, the franchisee has the direct contractual relationship with customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its income statement and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements the Company has the direct contractual relationship with customers, holds title to the related customer receivables and is the legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

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

Goodwill and Other Intangible Assets – Effective the first quarter of fiscal 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible

Assets.” SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually or if events or circumstances change that may reduce the fair value of the reporting unit below its book value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In connection with the initial impairment test upon adoption, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2.4 million, net of income taxes of $1.6 million, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statements of operations.

Other Long-Lived Assets – Effective the first quarter of fiscal 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When it determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. The Company recorded $0.8 million, of asset impairment charges related to capitalized software for fiscal 2003, of which $0.5 million is included in depreciation expense and $0.3 million is included in selling and administrative expense (see Note 1 to Consolidated Financial Statements). There were no asset impairment charges in fiscal year 2002 and 2001.

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

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003, however, continued market softness and significant increases in workers’ compensation costs resulted in significant losses in the remainder of the fiscal year.

The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, and the Company’s recent cumulative losses, management concluded that a full valuation allowance of $16.9 million against the deferred tax assets was appropriate. While the Company hopes to be profitable in fiscal 2004 and beyond, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

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

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable (embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date) as a liability. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51”, (“FIN 46”). FIN 46 provides guidance on identifying variable interest entities (“VIE”) and assessing whether or not a VIE should be consolidated. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, to the first reporting period ending after December 15, 2003. For all VIEs created prior to February 1, 2003, public companies will be required to apply the provisions of FIN 46 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company is currently evaluating the implication of FIN 46 on certain franchisee and licensee relationships. The Company plans to adopt the provisions of FIN 46 during the second quarter of fiscal 2004 and is currently evaluating the impact, if any, on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and of the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company, however, the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation but rather to continue to apply the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost is generally recognized by the Company.

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

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk resulting from changes in interest rates and equity prices and, to a lesser extent, foreign currency rates. Under its current policy, the Company does not engage in speculative or leveraged transactions to manage exposure to market risk.

Interest rate risk.    The interest payable on the Company’s line of credit is based on the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 1.125% to 1.375%. If interest rates paid on the credit facility had changed by 10% compared to actual rates, the increase or decrease in interest expense would have been immaterial in fiscal 2003.

In addition, the Company has approximately $14.6 million in fixed rate investments as of September 28, 2003. The fixed rate securities mature throughout fiscal 2006 and have an average weighted interest rate of 2.6%.

Equity price risk.    The Company holds investments in various marketable available-for-sale and trading securities which are subject to price risk. The fair market value of such investments as of September 28, 2003 and September 29, 2002 was $18.4 million and $17.0 million, respectively. The potential change in fair market value of these investments, assuming a 10% change in prices would have been an increase or decrease of $1.8 million and $1.7 million, respectively.

Foreign currency risks.    To date, the Company has had minimal sales outside the United States. Therefore, it has only minimal exposure to foreign currency exchange risk. The Company does not hedge against foreign currency risks and believes that foreign exchange risk is immaterial to its current business.

Item 8.    Financial Statements and Supplementary Data

The information required by Item 8 of this report is set forth in Item 15(a) under the caption “Financial Statements” as a part of this report.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

As of September 28, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, including the Company’s internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2003 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption “Executive Officers of the Registrant.” Information as to the Board of Directors of the Company required by this item is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Proposal 1—Election of Directors.” Information as to the Company’s reporting persons’ compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 25, 2004.

The Company has adopted a Code of Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Ethics is posted on the Company website at www.remedytemp.com and is filed as an exhibit to this Annual Report on Form 10-K. The Company intends to satisfy the requirements under Item 10 of Form 8K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply, by posting such information on the Company’s website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investment Relations, RemedyTemp, Inc. 101 Enterprise, Aliso Viejo, California 92656.

Item 11.      Executive Compensation

Information as to Executive Compensation required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Executive Compensation and Other Information,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 25, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information as to Security Ownership of Certain Beneficial Owners and Management and Related Shareholder matters required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 25, 2004.

Item 13.    Certain Relationships and Related Transactions

Information as to Certain Relationships and Certain Transactions required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Certain Transactions,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 25, 2004.

Item 14.    Principal Accounting Fees and Services

Information as to Principal Accounting Fees and Services required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Independent Auditor Fees for Fiscal 2003 and 2002,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on February 25, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements.

(1)	Consolidated Financial Statements filed as part of this Report are set forth in the “Index to Consolidated Financial Statements” on page F-1 of this Report.

(2)	Financial Statement Schedule filed as part of this report is set forth in the “Index to Consolidated Financial Statements” on page F-1 of this report.

(3)	The following Exhibits are filed as part of this Report.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

*10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

*10.2	Paul W. Mikos Employment Agreement, as amended (i)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

*10.6	Alan M. Purdy Change in Control Severance Agreement (h)

*10.7	Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

*10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (g)

*10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

*10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

*10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)

*10.23	Amended and Restated Employment Agreement for Greg Palmer (m)

*10.24	1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (n)

*10.27	Paul W. Mikos Severance Agreement and General Release (j)

*10.28	Gunnar B. Gooding Employment and Severance Letter (l)

*10.29	Cosmas N. Lykos Employment and Severance Letter (l)

*10.30	Alan M. Purdy Retirement Agreement and General Release (n)

Exhibit No.	Description

*10.31	Monty Houdeshell Employment Letter (o)

*10.32	Monty Houdeshell Change in Control Severance Agreement (p)

*10.33	Shawn Mohr Severance Agreement (p)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC

10.35	First Amendment and Waiver to Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc.

14.1	Code of Business Conduct and Ethics

23.1	Consent of Independent Accountants

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.

(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(b)    Reports on Form 8-K.

The Company filed a current Report on Form 8-K on the following:

On July 30, 2003 in connection with the issuance of its press release announcing the financial results for the three and nine fiscal months ended June 29, 2003.

On November 19, 2003 in connection with the issuance of its press release announcing the financial results for the fourth fiscal quarter and year-ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDYTEMP, INC. /s/ GREG D. PALMER Greg D. Palmer President and Chief Executive Officer December 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG D. PALMER Greg D. Palmer	President and Chief Executive Officer	December 19, 2003

/s/ PAUL W. MIKOS Paul W. Mikos	Chairman of the Board of Directors	December 19, 2003

/s/ ROBERT E. MCDONOUGH Robert E. McDonough, Sr.	Vice-Chairman of the Board of Directors	December 19, 2003

/s/ MONTY A. HOUDESHELL Monty A. Houdeshell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2003

/s/ JOHN D. SWANCOAT John D. Swancoat	Vice President and Controller (Principal Accounting Officer)	December 19, 2003

/s/ WILLIAM D. CVENGROS William D. Cvengros	Director	December 19, 2003

/s/ JAMES L. DOTI James L. Doti, Ph.D.	Director	December 19, 2003

/s/ ROBERT A. ELLIOTT Robert A. Elliott	Director	December 19, 2003

/s/ MARY GEORGE Mary George	Director	December 19, 2003

/s/ J. MICHAEL HAGAN J. Michael Hagan	Director	December 19, 2003

/s/ JOHN B. ZAEPFEL John B. Zaepfel	Director	December 19, 2003

REMEDYTEMP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

Financial Statement Schedules:

For the three fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

II – Valuation and Qualifying Accounts	F-26

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders

of RemedyTemp, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of RemedyTemp, Inc. and its subsidiaries at September 28, 2003 and September 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP

Orange County, California

November 19, 2003

RemedyTemp, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 28, 2003	September 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,236	$26,101
Investments (Note 1)	18,384	22,955
Accounts receivable, net of allowance for doubtful accounts of $2,627 and $1,913, respectively	60,594	61,724
Prepaid expenses and other current assets	6,679	5,745
Deferred and current income taxes (Note 5)	330	5,256

Total current assets	99,223	121,781
Fixed assets, net (Note 2)	12,337	16,268
Restricted cash and investments	21,615	—
Other assets	1,334	2,035
Intangible assets, net of accumulated amortization of $219 and $24, respectively	1,655	10
Deferred income taxes (Note 5)	—	2,167
Goodwill, net of accumulated amortization of $33 and $922, respectively (Note 1)	3,030	4,283

Total Assets	$139,194	$146,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,790	$3,151
Accrued workers’ compensation, current portion (Note 3)	15,263	14,534
Accrued payroll, benefits and related costs	17,530	13,787
Accrued licensees’ share of gross profit	2,231	2,866
Other accrued expenses	3,335	3,621

Total current liabilities	43,149	37,959
Accrued workers’ compensation, non-current portion	20,681	5,601

Total liabilities	63,830	43,560
Commitments and contingent liabilities (Note 8)
Shareholders’ equity (Note 11):
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,769 and 8,142 issued and outstanding at September 28, 2003 and September 29, 2002, respectively	88	82
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 894 and 1,253 issued and outstanding at September 28, 2003 and September 29, 2002, respectively	9	13
Additional paid-in capital	42,674	39,923
Unearned compensation	(6,031)	(4,728)
Accumulated other comprehensive income (loss)	134	(39)
Retained earnings	38,490	67,733

Total shareholders’ equity	75,364	102,984

Total Liabilities and Shareholders’ Equity	$139,194	$146,544

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	September 28, 2003	September 29, 2002	September 30, 2001
Direct sales	$300,070	$267,207	$288,396
Licensed franchise sales	180,262	195,588	228,236
Franchise royalties	1,614	1,732	2,531
Initial franchise fees	19	11	60

Total revenues	481,965	464,538	519,223
Cost of direct sales	261,628	219,418	229,000
Cost of licensed sales	143,577	153,113	172,643
Licensees’ share of gross profit	24,431	28,741	38,385
Selling and administrative expenses	65,418	57,012	63,020
Depreciation and amortization	6,748	5,371	5,714

(Loss) income from operations	(19,837)	883	10,461
Other income and expense:
Interest expense	(434)	(187)	(178)
Interest income	998	1,006	956
Other, net	731	812	1,117

(Loss) income before provision for income taxes and cumulative effect of adoption of a new accounting standard	(18,542)	2,514	12,356
Provision for income taxes (Note 5)	8,280	377	3,960

(Loss) income before cumulative effect of adoption of a new accounting standard	(26,822)	2,137	8,396
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634	2,421	—	—

Net (loss) income	$(29,243)	$2,137	$8,396

Earnings per share—basic:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2.98)	$0.24	$0.94
Cumulative effect of adoption of a new accounting standard, net of income taxes	(0.27)	—	—

Net (loss) income—basic	$(3.25)	$0.24	$0.94

Earnings per share—diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2.98)	$0.24	$0.94
Cumulative effect of adoption of a new accounting standard, net of income taxes	(0.27)	—	—

Net (loss) income—diluted	$(3.25)	$0.24	$0.94

Weighted average shares:
Basic	9,010	8,973	8,917

Diluted	9,010	9,076	8,940

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at October 1, 2000	7,246	$72	1,657	$17	$33,182		$57,200		$90,471
Activity of Employee Stock Purchase Plan	11				113				113
Stock option activity	42	1			580				581
Conversion upon transfer to non-affiliates	92	1	(92)	(1)					—
Tax benefits from option activity					14				14
Net income and comprehensive income							8,396		8,396

Balance at September 30, 2001	7,391	$74	1,565	$16	$33,889		$65,596		$99,575
Activity of Employee Stock Purchase Plan	6				58				58
Stock option activity	33	1			422				423
Conversion upon transfer to non-affiliates	312	3	(312)	(3)					—
Restricted stock grants	425	4			5,900	(5,904)			—
Forfeiture of restricted stock	(25)				(347)	327			(20)
Amortization of unearned compensation						850			850
Comprehensive income:
Other comprehensive loss:
Unrealized loss on marketable securities (net of tax of $27)								(39)	(39)
Net income							2,137		2,137

Comprehensive income									2,098

Balance at September 29, 2002	8,142	$82	1,253	$13	$39,923	$(4,728)	$67,733	$(39)	$102,984
Activity of Employee Stock Purchase Plan	11				112				112
Stock option activity									—
Conversion upon transfer to non-affiliates	359	4	(359)	(4)					—
Restricted stock grants	320	3			3,474	(3,477)			—
Forfeiture of restricted stock	(63)	(1)			(835)	836			—
Amortization of unearned compensation						1,338			1,338
Comprehensive income:
Other comprehensive loss:
Unrealized loss on marketable securities								152	152
Translation adjustment								21	21
Net loss							(29,243)		(29,243)

Comprehensive loss									(29,070)

Balance at September 28, 2003	8,769	$88	894	$9	$42,674	$(6,031)	$38,490	$134	$75,364

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	September 28, 2003	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Net (loss) income	$(29,243)	$2,137	$8,396
Adjustments to reconcile net (loss) income to net cash from operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	2,421	—	—
Loss on disposal of fixed assets	30	—	—
Depreciation and amortization	6,748	5,371	5,714
Provision for losses on accounts receivable	1,357	1,333	2,902
Restricted stock compensation expense	1,338	830	—
Deferred taxes	7,080	(253)	(5,268)
Other	725	—	—
Changes in assets and liabilities:
Trading investments	(862)	(84)	252
Accounts receivable	(227)	(85)	12,682
Prepaid expenses and other current assets	(934)	(2,611)	5,487
Other assets	701	607	(151)
Accounts payable	1,639	756	(660)
Accrued workers’ compensation	15,809	8,202	7,251
Accrued payroll, benefits and related costs	3,743	1,235	(1,252)
Accrued licensees’ share of gross profit	(635)	(336)	(455)
Other accrued expenses	(286)	(784)	2,032
Income taxes payable	13	(1,748)	1,814

Net cash provided by operating activities	9,417	14,570	38,744

Cash flows from investing activities:
Purchase of fixed assets	(2,622)	(3,548)	(2,953)
Purchase of available-for-sale investments	(26,258)	(28,513)	—
Proceeds from maturity of available-for-sale investments	17,228	7,311	—
Increase in restricted cash	(7,000)	—	—
Purchase of franchises, net of assets acquired	(3,763)	(1,562)	(207)

Net cash used in investing activities	(22,415)	(26,312)	(3,160)

Cash flows from financing activities:
Proceeds from stock option activity	—	423	633
Proceeds from Employee Stock Purchase Plan activity	112	58	61

Net cash provided by financing activities	112	481	694

Effect of exchange rate changes in cash	21	—	—

Net (decrease) increase in cash and cash equivalents	(12,865)	(11,261)	36,278
Cash and cash equivalents at beginning of period	26,101	37,362	1,084

Cash and cash equivalents at end of period	$13,236	$26,101	$37,362

Other cash flow information:
Cash paid during the period for interest	$348	$217	$246
Cash paid during the period for income taxes	$445	$2,173	$6,353

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

1.    Description of business and summary of significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries, (collectively referred to herein as the “Company” or “Remedy”). All significant intercompany transactions and balances have been eliminated.

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

Summary of significant accounting policies

Fiscal year

The Company’s fiscal year includes 52 or 53 weeks, ending on the Sunday closest to September 30. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks. The fiscal year ending October 3, 2004 will consist of 53 weeks.

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

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

Accordingly, sales and cost of sales generated by the traditional franchise operations are not included in the Company’s consolidated financial statements. The Company earns and records continuing franchise fees, based upon the contractual percentage of franchise gross sales, in the period in which the traditional franchisee provides the services. Such fees are recorded by the Company as “Franchise royalties. “

Under the Company’s licensed franchise agreement, revenues generated by the franchised operation and the related costs of services are included in the Company’s consolidated financial statements and are reported as “Licensed franchise sales” and “Cost of licensed sales,” respectively. The Company has the direct contractual relationship with the customer, holds title to the related customer receivables and is the legal employer of the temporary employees. Thus, certain risks associated with the licensed franchise operations remain with the Company. The net distribution paid to the licensed franchisee for the services rendered is based on a percentage of the gross profit generated by the licensed operation and is reflected as “Licensees’ share of gross profit” in the consolidated statements of operations. The Company’s share of the licensees’ gross profit represents the continuing franchise fee as outlined in the licensed franchise agreement and is recorded when earned in connection with the related licensed franchise sales.

Both traditional and licensed franchisees remit an initial franchise fee (currently $10-$18) for their affiliation with the Company. Generally, this fee is recognized as revenue when substantially all of the initial services required of the Company have been performed, and is reported by the Company as “Initial franchise fees.” However, for franchise agreements entered into after December 31, 2001, a portion of the initial franchise fee is deferred and payable over two years. The Company defers revenue recognition on this portion of the fee until payment is received. Initial services provided to traditional and licensed franchisees consist primarily of training and assistance with opening publicity, both of which are completed prior to the commencement of the franchised operations. Ongoing services provided to traditional franchisees consist primarily of payroll processing, customer billing and operation guidance, as considered necessary. Ongoing services provided to licensed franchisees include employment of temporary employees, payroll processing, customer billing, accounts receivable collection and operation guidance.

Concentrations of credit risk and allowance for doubtful accounts

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. Accounts receivable are carried at the amount estimated to be collectible. The Company maintains an allowance for potential losses based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its customers’ financial strength and any other known factors impacting collectibility. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated; however, such losses have generally been within management’s expectations. The provision for losses on accounts receivable was $1.4, $1.3 and $2.9 million for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

Foreign currency

The reporting currency of the Company is the United States dollar. The functional currency of the Company’s subsidiary in Canada is the Canadian dollar. Balance sheet accounts denominated in the Canadian dollar (which are not material) are translated at exchange rates as of the date of the balance sheet and statement of operations accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity.

Cash and cash equivalents

For purposes of financial reporting, cash equivalents represent highly liquid short-term investments with original maturities of less than 90 days.

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of commercial paper, fixed income securities and other mutual funds classified as available-for-sale and total $30.3 million (of which $14.6 million is included in restricted cash and investments) and $21.2 million for fiscal 2003 and 2002, respectively. The Company’s portfolio of fixed income securities have various maturity dates throughout fiscal 2006. Unrealized gains and losses from available-for-sale securities are included in accumulated other comprehensive income within shareholders’ equity. The net unrealized gains (losses) for available-for-sale securities, net of tax, was $152 and $(39) for fiscal 2003 and 2002, respectively. The net realized losses related to the Company’s available-for-sale securities were immaterial for fiscal years 2003 and fiscal 2002, respectively. There were no available-for-sale securities at September 29, 2001.

Investments related to the Company’s deferred compensation program (Note 9) are classified as trading and total $2.7 and $1.8 million for fiscal 2003 and 2002, respectively. The realized and unrealized gains and losses for trading securities are recorded in other income and expense and generally offset the change in the deferred compensation liability, which is also included in other income and expense. Net unrealized gains (losses) for trading securities were $0.5, $(0.3) and $(0.5) million for fiscal 2003, 2002, and 2001, respectively. All investments are carried at fair value. The following table presents the classification of the Company’s investments:

	September 28, 2003	September 29, 2002
Current
Available-for-sale securities	$15,730	$21,163
Trading securities	2,654	1,792

Total investments	$18,384	$22,955

Long-term Restricted
Cash	$7,000	$—
Available-for-sale securities	14,615	—

Total restricted cash and investments	$21,615	$—

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, effective for the Company as of September 30, 2002, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The impact of adopting SFAS No. 144 was immaterial to the Company’s financial position and results of operations.

The Company capitalizes the costs of purchased software or internal and external development costs for its internal-use information system, in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). In accordance with SOP 98-1, the Company commences amortization at the time the software is ready for its intended use. Amortization is determined using the straight-line method over the expected useful life of the software, usually between three and five years. These capitalized costs are included in fixed assets in the accompanying consolidated balance sheets. During the second quarter of fiscal 2003, the Company wrote off approximately $0.3 million of capitalized software that could no longer be utilized. This charge is included in selling and administrative expenses in the accompanying consolidated statements of operations. During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage sales and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and its offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in an additional amortization charge of approximately $1.0 million and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Additionally, during the fourth quarter of fiscal 2003, certain impairment indicators were present and the Company performed a review for impairment and determined that the estimated future cash flows from certain capitalized software development costs were less than their carrying amount and wrote-off approximately $0.5 million. The primary impairment indicator was the change in the Company’s strategic focus to higher margin business. The impairment charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Goodwill and other intangible assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Effective September 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

test at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The impairment test for goodwill is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any.

In accordance with SFAS No. 142, the Company performed the two-step goodwill impairment test process and obtained assistance from a third-party in performing the valuations of its individual reporting units. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2.4 million, net of income taxes of $1.6 million, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statements of operations.

In accordance with SFAS No. 142, no amortization of goodwill was recorded for fiscal 2003. During fiscal 2002 and 2001, the Company recorded goodwill amortization of $256 and $253, respectively. Excluding this amortization expense and the related tax impact, net income for fiscal 2002 and 2001 would have been $2,289, or $0.25 per diluted share, and $8,547 or $0.96 per diluted share, respectively. The change in the carrying amount of goodwill for the fiscal year ended September 28, 2003 is as follows:

September 28, 2003
Beginning of year	$4,283
Additions	2,833
Impairments	(4,086)

End of year	$3,030

Other intangible assets with finite lives include franchise rights, client relationships, and non-competition agreements and are amortized over their respective useful lives of three to six years. Amortization expense related to other intangible assets was $195, $15 and $15 for fiscal years 2003, 2002 and 2001, respectively. The following table presents the details of the Company’s other intangible assets that are subject to amortization:

	September 28, 2003	September 29, 2002
Franchise rights	$1,480	$—
Client relationships	100	—
Non-competition agreements	294	34

	1,874	34
Less accumulated amortization	(219)	(24)

Total	$1,655	$10

Estimated amortization expense is $322, $320, $318, $292 and $262 for fiscal years 2004 through fiscal 2008, respectively.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

Other income

Other income consists primarily of late fees collected from customers on past due accounts receivable balances in the amounts of $0.7, $0.9 and $1.2 million, for the fiscal years 2003, 2002 and 2001, respectively.

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

Accounting for stock-based compensation

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The following table illustrates the effect on net (loss) income and net (loss) income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123, as amended:

	For the Fiscal Year Ended
	September 28, 2003	September 29, 2002	September 30, 2001
Net (loss) income, as reported	$(29,243)	$2,137	$8,396
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	425	686	1,515

Net (loss) income, as adjusted	$(29,668)	$1,451	$6,881

Basic net (loss) income per share:
As reported	$(3.25)	$0.24	$0.94
As adjusted	$(3.29)	$0.16	$0.77

Diluted net (loss) income per share:
As reported	$(3.25)	$0.24	$0.94
As adjusted	$(3.29)	$0.16	$0.77

Reclassifications

Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable (embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date) as a liability. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” (“FIN 46”). FIN 46 provides guidance on identifying variable interest entities (“VIE”) and assessing whether or not a VIE should be consolidated. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, to the first reporting period ending after December 15, 2003. For all VIEs created prior to February 1, 2003, public companies will be required to apply the provisions of FIN 46 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company is currently evaluating the implication of FIN 46 on certain franchisee and licensee relationships. The Company plans to adopt the provisions of FIN 46 during the second quarter of fiscal 2004 and is currently evaluating the impact, if any, on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and of the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company, however, the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation but rather to continue to apply the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is generally recognized by the Company.

2.    Fixed assets

	September 28, 2003	September 29, 2002
Computer equipment and software	$26,565	$24,019
Furniture and fixtures	5,558	5,192
Leasehold improvements	2,327	3,102
Construction in progress	151	1,839

	34,601	34,152
Less accumulated depreciation	(22,264)	(17,884)

Fixed assets, net	$12,337	$16,268

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

Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of September 28, 2003 is approximately $30.6 million.

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of September 28, 2003, the Company has outstanding letters of credit and pledged cash and securities totaling $21.9 and $21.6 million, respectively. The pledged securities are restricted while the Company’s remaining obligations under the workers’ compensation program are outstanding and cannot be used for general corporate purposes. Accordingly, the Company has classified these pledged securities as restricted in the accompanying consolidated balance sheets.

The Company also has an aggregate $5.3 million liability recorded at September 28, 2003 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

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

4.    Line of credit

The Company has a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million in available letters of credit. The line of credit is collateralized by certain assets of the Company and interest on outstanding borrowings is generally payable quarterly. The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

the Company’s discretion, the eurodollar rate plus 1.125% to 1.375% based upon specified financial covenants. The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. This credit agreement required the Company to maintain certain financial ratios and comply with certain restrictive covenants. As of September 28, 2003, the Company was in compliance with all restrictive covenants and required ratios, with the exception of its fixed charge coverage ratio and its consolidated EBITDA requirements. The Company executed the First Amendment and Waiver to the credit agreement, dated November 14, 2003. The non-compliance with the fixed charge coverage ratio and consolidated EBITDA requirements have been waived through January 15, 2004. The Company is in the process of negotiating a new credit facility and anticipates it will be executed and in place prior to January 15, 2004.

The Company has no borrowings outstanding as of each of the three fiscal years ended September 28, 2003. The Company had outstanding letters of credit totaling $21.9, $31.1 and $17.3 million as of fiscal year end 2003, 2002 and 2001, respectively, to collaterize its remaining workers’ compensation deductible liability discussed in Note 3.

5.    Income taxes

The Company’s provision for income taxes consists of the following:

	For the Fiscal Year Ended
	September 28, 2003	September 29, 2002	September 30, 2001
Current tax expense:
Federal	$(241)	$(42)	$7,124
State	518	303	2,104
Foreign	40	—	—

Total current	317	261	9,228
Deferred tax expense:
Federal	5,537	155	(4,581)
State	792	(39)	(687)

Total deferred	6,329	116	(5,268)

Total provision for income taxes	$6,646	$377	$3,960

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003, however, continued market softness and significant increases in workers’ compensation costs resulted in significant losses in the remainder of the fiscal year.

The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, and the Company’s recent cumulative losses, management concluded that a full valuation allowance of $16.9 million against the deferred tax assets was appropriate. While the Company hopes to be profitable in fiscal 2004 and

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

beyond, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

The composition of the deferred tax assets (liabilities) is as follows:

	September 28, 2003	September 29, 2002
Deferred income tax assets:
Deferred compensation	$2,015	$430
Accrued workers’ compensation	13,332	7,832
Bad debt expense	1,031	771
Job tax credits	1,437	—
Other, net	1,297	1,465

Total deferred income tax asset	$19,112	$10,498

Prepaid expenses	$(697)	$(499)
Depreciation and amortization	(1,536)	(2,919)

Total deferred income tax liability	$(2,233)	$(3,418)

Net deferred income tax asset before valuation allowance	$16,879	$7,080
Valuation allowance	(16,879)	—

Net deferred income tax asset	$—	$7,080

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

	For the Fiscal Year Ended
	September 28, 2003	September 29, 2002	September 30, 2001
Federal tax computed at statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(4.4)%	5.9%	5.6%
Federal tax credits	(6.7)%	(29.1)%	(9.6)%
Meals and entertainment	0.6%	2.9%	0.8%
Change in valuation allowance	75.2%	0.0%	0.0%
Other	(0.3)%	0.3%	0.3%

Total provision for income taxes	29.4%	15.0%	32.1%

During fiscal 2003, the Company filed amended returns to claim additional job tax credits applicable to fiscal years 2002, 2001, and 2000 and recorded a credit to income tax expense of $0.9 million representing the net refund.

6.    Purchase of franchised operations

From time to time, the Company may selectively purchase traditional and licensed operations for strategic reasons, including to facilitate its expansion plans of increased market presence in identified geographic regions.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

During March and April of fiscal 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and a smaller franchise in Texas consisting of one office, respectively. During fiscal years 2002 and 2001, the Company acquired two and five license offices, respectively. The consolidated financial statements include the results of operations of these offices commencing as of their respective acquisition dates. Additionally, the Company made an earnout payment during fiscal 2002 relating to a previous licensed franchise acquisition in accordance with the provisions of the purchase agreement. Results of operations for the acquired licensed operations are recorded in accordance with the Company’s related revenue recognition policy (see Note 1) until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Prior to the acquisitions, the revenues and related costs of sales are recognized as licensed franchise sales and cost of licensed sales in the Consolidated Statement of Operations. Subsequent to the acquisitions, the revenues and related costs of sales are recognized as direct sales and cost of sales in the Consolidated Statement of Operations. Had the results of operations for the licensed franchise operations been shown as of the beginning of the current and preceding fiscal years, the consolidated financial information would not be significantly different (see pro forma information below). These acquisitions were accounted for under the purchase method of accounting. The combined purchase prices were $3,763, $70 and $214 for the fiscal 2003, 2002 and 2001 acquisitions, respectively. In connection with these acquisitions, the Company recorded goodwill totaling $2,833, $70 and $104 for fiscal years 2003, 2002 and 2001, respectively. Additionally, related to the fiscal 2003 Tennessee acquisition, $1,840 of the purchase price was allocated to amortizable intangible assets consisting of franchise rights ($1,480), client relationships ($100) and non-competition agreements ($260) with a weighted average amortization period of approximately six years. Additionally, the Stock Purchase Agreement for the Tennessee acquisition includes a provision for contingent payments for the two years subsequent to December 29, 2002. The contingent payments are based upon an increase in earnings before interest, taxes, depreciation and amortization over the prior year. The Company does not anticipate a payment for the twelve months ended December 29, 2003.

The unaudited pro forma information set forth below gives effect to the acquisitions completed during fiscal 2003 as if they had occurred at the beginning of fiscal 2002 and includes amortization of the purchased intangibles as described above.

	For the Fiscal Years Ended
	(unaudited)
	September 28, 2003	September 29, 2002
Direct sales	$312,168	$295,461
Licensed franchise sales	168,164	167,334
Franchise royalties	1,614	1,732
Initial franchise fees	19	11

Total revenue	$481,965	$464,538

(Loss) income before cumulative effect of adoption of a new accounting standard	$(26,866)	$2,091
Cumulative effect of adoption of a new accounting standard, net of tax	2,421	—

Net (loss) income	$(29,287)	$2,091

Earnings per share—basic and diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2.98)	$0.23
Cumulative effect of adoption of a new accounting standard, net of tax	(0.27)	—

Net (loss) income—basic and diluted	$(3.25)	$0.23

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

The following table presents the condensed balance sheets of the acquired entities at the acquisition dates.

	(unaudited)
	March 1, 2003	April 1, 2003
	Tennessee Acquisition	Texas Acquisition
Cash and cash equivalents	$65	$—
Accounts receivable	9	—
Prepaid expenses and other current assets	19	—
Fixed assets	113	9
Intangible assets	1,840	—
Goodwill	2,074	34

Total assets	$4,120	$43

Accounts payable	56	—
Accrued payroll, benefits and related costs	77	—
Income tax payable	174	—
Other accrued expenses	28	—

Total liabilities	335	—

Additional paid-in capital	3,785	43

Total shareholders’ equity	3,785	43

Total Liabilities and Shareholders’ Equity	$4,120	$43

7.	Office closures

The Company’s strategic plan focuses on increasing the percentage of business from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. Consequently, during the third quarter of fiscal 2003, the Company implemented plans to close or consolidate certain Company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities. During the third and fourth quarters of fiscal 2003, the Company recorded a $992 charge for costs in connection with these plans, including $689 related to contractual lease obligations and $303 for severance benefits, fixed asset disposals and other costs associated with these office closures. The $992 charge is included in selling and administrative expenses in the Company’s consolidated statements of operations. At September 28, 2003, the remaining liability resulting from this charge is $464 and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2006.

8.	Commitments and contingent liabilities

The Company leases its corporate facility, Company-owned offices and certain equipment under operating leases. The leases typically require the Company to pay taxes, insurance and certain other operating expenses applicable to the leased property. Total rent expense was approximately $6,362, $5,512 and $4,903 for the years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively. Total sublease income was $182, $80 and $54 for fiscal years 2003, 2002 and 2001, respectively.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

Future minimum lease commitments under all noncancellable operating leases as of September 28, 2003 are as follows:

Fiscal Year
2004	$4,678
2005	3,850
2006	2,766
2007	2,217
2008	1,558
Thereafter	2,439

17,508
Less sublease	(204)

Total	$17,304

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., its wholly-owned subsidiaries (Remedy Intelligent Staffing, Inc. and Remedy Temporary Services, Inc.), Karin Somogyi, Paul W. Mikos and Greg Palmer (the “Complaint”). The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of Remedy’s traditional and licensed franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion and accounting, unfair and deceptive practices, and plaintiffs seek restitution and equitable relief. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and breached the agreements, thus causing the franchisees damage. Remedy has sought to compel arbitration with the plaintiffs in accordance with its franchise agreement with each of them and to deny class certification. Remedy believes it has meritorious defenses to the allegations contained in this complaint and intends to defend this action with vigor. Remedy has filed a counterclaim in arbitration with the American Arbitration Association alleging, among other things, breach of contract. At this time management is unable to give an estimate as to the amount or range of potential loss, if any, which might result to the Company if the outcome in this matter were unfavorable.

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

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the appeals process has been exhausted. Management believes, based upon the advice from outside counsel, that its position on this issue will ultimately prevail and, accordingly, the Company will suffer no loss.

Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of its other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the client’s insurance carriers obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates incurred losses, as of September 28, 2003, for the claims in question amount to $38.7 million. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the client’s insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Based on current available information, management does not believe the Company is party to any legal proceedings that are likely to have a material adverse effect on its business, financial condition, cash flows or results of operations.

9.    Employee benefit plans

401(k) Plan

The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan is open to qualified full-time and temporary employees who earn less than $80 per year. The annual amount of employer contributions to the plan is determined at the discretion of the Board of Directors, subject to certain limitations. Eligible participants may make voluntary contributions to the plan and become fully vested in the Company’s contributions over a five-year period. The Company made $38 in contributions during fiscal 2003. The Company made no contributions for fiscal years 2002 and 2001.

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 100% of their base compensation and bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company and the participants of the Deferred Compensation Plan are general creditors of the Company with

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

respect to benefits due. For each of the three fiscal years ended September 28, 2003, the amounts charged to expense relating to the Deferred Compensation Plan were $880, $481 and $117, respectively. Included in accrued payroll, benefits and related costs in the accompanying consolidated balance sheets at September 28, 2003 and September 29, 2002 was $2,730 and $1,590, respectively, relating to amounts owed by the Company to the plan participants.

10.    Accumulated other comprehensive income

At September 28, 2003, accumulated other comprehensive income is comprised of net unrealized foreign currency translation gains of $21 and net unrealized gains on marketable securities of $113. At September 29, 2002, accumulated other comprehensive loss was comprised of net unrealized loss on marketable securities of $39 (net of tax of $27). There was no tax effect on the other comprehensive income recorded in fiscal 2003, due to the full valuation allowance provided for the deferred tax assets.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

11.    Shareholders’ equity

Earnings per share calculation

The Company is required to disclose basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 “Earnings Per Share.” Basic EPS is calculated using income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similar to basic EPS except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options, had been issued and restricted shares had vested.

The table below sets forth the computation of basic and diluted earnings per share:

	For the Fiscal Years Ended
	September 28, 2003	September 29, 2002	September 30, 2001
Numerator:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(26,822)	$2,137	$8,396
Cumulative effect of adoption of a new accounting standard, net of income taxes	2,421	—	—

Net (loss) income	$(29,243)	$2,137	$8,396

Denominator:
Weighted-average number of shares, basic	9,010	8,973	8,917
Effect of dilutive securities: Stock options	—	103	23

Weighted-average number of shares—assuming dilution	9,010	9,076	8,940

Earnings per share—Basic:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2.98)	$0.24	$0.94
Cumulative effect of adoption of a new accounting standard, net of income taxes	(0.27)	—	—

Net (loss) income—basic	$(3.25)	$0.24	$0.94

Earnings per share—Diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(2.98)	$0.24	$0.94
Cumulative effect of adoption of a new accounting standard, net of income taxes	(0.27)	—	—

Net (loss) income—diluted	$(3.25)	$0.24	$0.94

Potential common shares of 565, 381 and 1,194 for fiscal years 2003, 2002 and 2001, respectively, have been excluded from the calculation of diluted shares because the effect of their inclusion would be antidilutive.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

Employee Stock Purchase Plan

In connection with the Company’s initial public offering in July 1996 (the “Offering”), the Company implemented its 1996 Employee Stock Purchase Plan (the “Purchase Plan”). Under the terms of the Purchase Plan, as amended, eligible employees may purchase shares of the Company’s Common Stock based on payroll deductions. A total of 250 shares were reserved for issuance under the Purchase Plan. On August 16, 1999, the Purchase Plan was amended to enable employees of the Company’s subsidiaries to participate in the Purchase Plan. The purchase price for shares granted is the lower of 85% of the market price of the stock on the first or last day of each six month purchase period. The Purchase Plan commenced on October 1, 1996. During fiscal 2003, 11 shares were purchased at prices between $10.23 and $10.65 per share, during fiscal 2002, 6 shares were purchased at $9.55 per share, and during fiscal 2001, 11 shares were purchased at $9.88 per share.

Stock Ownership Plan for Outside Directors

Directors who are also employees or officers of the Company receive no extra compensation for their service on the Board. Pursuant to the Non-Employee Director Plan, effective March 16, 1998, and amended by the Board on October 1, 2003, independent directors receive an annual retainer in the form of cash or shares of Common Stock valued at $25 on the date of their election or re-election to the Board. For those directors electing to receive their retainer in stock, the Shares that are issued under the Non-Employee Director Plan are held in trust, on a deferred basis (subject to an exception for financial hardship) until a director is no longer a director of the Company. Such shares are earned ratably over the year and are issued in trust no later than ten (10) business days after the next annual meeting of shareholders following election or re-election, provided that the director has remained a director during such time. The maximum aggregate number of shares that have been authorized for issuance under the Non-Employee Director Plan is 75 shares, subject to adjustment upon recapitalization, stock dividends, stock splits and similar changes in the Company’s capitalization as provided in the plan. As of September 28, 2003, 42 shares of Common Stock were available for issuance under the Non-Employee Director Plan. In February 2003, 2002 and 2001, a total of 9, 9 and 5 shares, respectively, were issued to the trust for services rendered. As the trust belongs to the Company, all shares issued to the trust are treated as treasury stock for financial reporting purposes. All shares issued and earned are included in the diluted shares outstanding calculation.

Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan, as amended, (the “Incentive Plan”) provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. A total of 1,800 shares have been reserved for issuance under the Incentive Plan, and as of September 28, 2003, approximately 220 shares are available for future grants. Options granted to employees typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options granted to non-employee, non-officer directors prior to the Offering were immediately exercisable. Options granted to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting. Grants for 158 shares at prices between $10.23 and $12.25 per share were made during fiscal 2003, grants for 171 shares at prices between $10.25 and $18.35 per share were made during fiscal 2002, and grants for 222 shares at prices between $11.88 and $13.63 per share were made during fiscal 2001.

During fiscal year 2003 and 2002, the Compensation Committee of the Board of Directors authorized and issued 320 and 425 shares of restricted Class A Common Stock, respectively, to certain officers of the Company (the “Restricted Stock”) under the Incentive Plan. These shares have no purchase price and cliff vest after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with the Restricted Stock granted in fiscal 2002, the executives were required to forfeit all outstanding stock options at that time. As a result, a total of 592 stock options were forfeited and cancelled in connection with these grants. Based upon the fair market value of its Class A Common Stock on the respective grant dates, the Company recorded unearned compensation totaling $3,477 and $5,904, as a component of shareholders’ equity, in connection with the Restricted Stock grants during fiscal 2003 and 2002, respectively. The unearned compensation is being amortized and charged to operations over the vesting period. During fiscal 2003 and 2002, 63 and 25 shares of the Restricted Stock were forfeited, respectively.

The following table summarizes the activity relating to all stock and option plans, exclusive of the Restricted Stock grants previously discussed:

	Incentive Plan Options		Stock Purchase Plan		Options Outside Incentive Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding October 1, 2000	1,170.6	$15.83	6.2	$9.88	125.0	$20.72
Options granted	221.7	$12.26	5.2	$9.88	—	$—
Options cancelled	(226.5)	$14.82	—	$—	—	$—
Options exercised	(41.7)	$13.22	(11.4)	$9.88	—	$—

Options outstanding September 30, 2001	1,124.1	$15.42	—	$—	125.0	$20.72
Options granted	163.2	$14.54	11.0	$10.06	—	$—
Options cancelled	(591.0)	$14.74	—	$—	(125.0)	$20.72
Options exercised	(32.7)	$12.90	(6.0)	$9.56	—	$—

Options outstanding September 29, 2002	663.6	$15.95	5.0	$10.65	—	$—
Options granted	158.3	$11.91	11.3	$10.20	—	$—
Options cancelled	(120.2)	$15.75	—	$—	—	$—
Options exercised	—	$—	(10.6)	$10.42	—	$—

Options outstanding September 28, 2003	701.7	$15.07	5.7	$10.17	—	$—

The number of exercisable options outstanding for fiscal 2003, 2002 and 2001 under the plans were 485.5, 520.1 and 815.7 shares, respectively, at weighted-average prices of $16.21, $16.53 and $16.74 per share, respectively.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants in fiscal 2003, 2002 and 2001, respectively: dividend yield of 0.0%, 0.0% and 0.0%; risk free interest rate of 3.12%, 3.98% and 5.0%; expected volatility of 49.3%, 48.5% and 44.0% and expected lives of 5.6, 4.7 and 5.7 years. The weighted-average per share estimated fair value at the date of grant for options granted during fiscal 2003, 2002 and 2001 was $5.83, $6.51 and $5.87 per share, respectively.

The following table summarizes information about stock options outstanding at September 28, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Shares Outstanding	Weighted- Average Remaining Life (in years)	Weighted- Average Price	Shares Exercisable	Weighted- Average Price
$10.00 — $13.00	281.9	7.1	$12.14	107.6	$12.63
$13.01 — $16.00	262.2	6.3	$14.73	222.6	$14.86
$16.01 — $20.00	75.0	5.0	$17.48	67.0	$17.38
$20.01 — $25.00	78.3	4.7	$22.70	78.3	$22.70
$25.01 — $30.00	10.0	4.5	$26.19	10.0	$26.19

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

12.    Subsequent events

On November 18, 2003, the Company was notified by the State of California Employment Development Department that the Company underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations, the Company believes that this assessment is without merit. The Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations and disputes this assessment. The Company has not accrued for this amount as of September 28, 2003.

The Company entered into an Asset Purchase Agreement effective December 19, 2003 to purchase the assets of two of its 13 traditional franchise offices located in Texas. Upon full satisfaction of all conditions prior to closing, $1.5 million of the $1.8 million purchase price would be payable on or before the anticipated closing in January 2004 and $0.3 million would be payable on or before January 2006.

13.    Unaudited consolidated quarterly information

	For the Three Months Ended
	December 29, 2002	March 30, 2003	June 29, 2003	September 28, 2003
Total revenues	$120,794	$115,835	$118,838	$126,498
Total cost of direct and licensed revenues	$97,668	$98,382	$97,401	$111,754
Licensees’ share of gross profit	$6,721	$5,640	$6,002	$6,068
Selling, administrative and depreciation expenses	$16,354	$17,668	$17,874	$20,270
Cumulative effect of adoption of a new accounting standard, net of income tax	$2,421	$—	$—	$—
Net loss	$(1,971)	$(2,812)	$(435)	$(24,025)

Net income (loss) per share before cumulative effect of adoption of a new accounting standard	$0.05	$(0.31)	$(0.05)	$(2.67)
Cumulative effect of adoption of a new accounting standard, net of income tax	(0.27)	—	—	—

Net loss after cumulative effect of adoption of a new accounting standard, basic and diluted	$(0.22)	$(0.31)	$(0.05)	$(2.67)

	For the Three Months Ended
	December 30, 2001	March 31, 2002	June 30, 2002	September 29, 2002
Total revenues	$114,760	$106,568	$117,799	$125,411
Total cost of direct and licensed revenues	$90,343	$85,150	$95,446	$101,592
Licensees’ share of gross profit	$8,009	$5,975	$6,984	$7,773
Selling, administrative and depreciation expenses	$15,902	$15,572	$15,246	$15,663
Net income	$692	$191	$520	$734

Net income per share, basic and diluted	$0.08	$0.02	$0.06	$0.08

Net income (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income (loss) per share reported for the year.

RemedyTemp, Inc.

FINANCIAL STATEMENT SCHEDULE

(amounts in thousands)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions	Deductions(1)	Balance at end of period
Allowance for Doubtful Accounts Receivable
Year ended September 28, 2003	$1,913	$1,357	$643	$2,627
Year ended September 29, 2002	$1,789	$1,333	$1,209	$1,913
Year ended September 30, 2001	$1,888	$2,902	$3,001	$1,789

(1)	Represents net write-offs of bad debts