Form 10-Q
period 2003-12-28
REMEDYTEMP INC
filed 2004-02-11
CIK 1013467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2003

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

As of February 4, 2004 there were 8,794,606 shares of Class A Common Stock and 804,642 shares of Class B Common Stock outstanding.

RemedyTemp, Inc.

*	No information provided due to inapplicability of item.

RemedyTemp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

ASSETS

	(unaudited)
	December 28, 2003	September 28, 2003
Current assets:
Cash and cash equivalents	$12,397	$13,236
Investments	18,563	18,384
Accounts receivable, net of allowance for doubtful accounts of $3,032 and $2,627, respectively	54,408	60,594
Prepaid expenses and other current assets	6,542	6,679
Deferred and current income taxes	614	330

Total current assets	92,524	99,223
Fixed assets, net	10,927	12,337
Restricted cash and investments	21,750	21,615
Other assets	1,176	1,334
Intangible assets, net of accumulated amortization of $300 and $219, respectively	1,574	1,655
Goodwill	3,001	3,030

Total Assets	$130,952	$139,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,137	$4,790
Accrued workers’ compensation, current portion (Note 9)	17,807	15,263
Accrued payroll, benefits and related costs	10,817	17,530
Accrued licensees’ share of gross profit	1,857	2,231
Other accrued expenses	3,406	3,335

Total current liabilities	37,024	43,149
Accrued workers’ compensation, non-current portion (Note 9)	21,771	20,681

Total liabilities	58,795	63,830

Commitments and contingent liabilities (Note 2)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,795 and 8,769 issued and outstanding at December 28, 2003 and September 28, 2003, respectively	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 805 and 894 issued and outstanding at December 28, 2003 and September 28, 2003, respectively	8	9
Additional paid-in capital	41,846	42,674
Unearned compensation	(5,047)	(6,031)
Accumulated other comprehensive income	88	134
Retained earnings	35,174	38,490

Total shareholders’ equity	72,157	75,364

Total Liabilities and Shareholders’ Equity	$130,952	$139,194

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 28, 2003	December 29, 2002
Direct sales	$82,190	$70,268
Licensed franchise sales	43,378	49,950
Franchise royalties	427	570
Initial franchise fees	16	6

Total revenues	126,011	120,794
Cost of direct sales	70,867	57,781
Cost of licensed sales	34,654	39,887
Licensees’ share of gross profit	5,817	6,721
Selling and administrative expenses	16,442	15,145
Depreciation and amortization	1,748	1,209

(Loss) income from operations	(3,517)	51

Other income and expense:
Interest expense	(127)	(8)
Interest income	258	347
Other, net	194	149

(Loss) income before provision for income taxes and cumulative effect of adoption of a new accounting standard	(3,192)	539
Provision for income taxes	124	89

(Loss) income before cumulative effect of adoption of a new accounting standard	(3,316)	450
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634	—	2,421

Net loss	$(3,316)	$(1,971)

Earnings per share—basic:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.37)	$0.05
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	(0.27)

Net loss—basic	$(0.37)	$(0.22)

Earnings per share—diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.37)	$0.05
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	(0.27)

Net loss—diluted	$(0.37)	$(0.22)

Weighted average shares:
Basic	9,019	9,000

Diluted	9,019	9,000

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net loss	$(3,316)	$(1,971)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	2,421
Depreciation and amortization	1,748	1,209
Provision for losses on accounts receivable	903	381
Restricted stock compensation expense	89	298
Changes in assets and liabilities:
Trading investments	(147)	(473)
Accounts receivable	5,283	9,111
Prepaid expenses and other current assets	137	234
Other assets	158	(169)
Accounts payable	(1,624)	(1,293)
Accrued workers’ compensation	3,634	1,952
Accrued payroll, benefits and related costs	(6,713)	(4,229)
Accrued licensees’ share of gross profit	(374)	(785)
Other accrued expenses	71	(1,032)
Income taxes payable	(284)	—

Net cash (used in) provided by operating activities	(435)	5,654

Cash flows from investing activities:
Purchase of fixed assets	(257)	(710)
Purchase of available-for-sale investments	(8,067)	(9,181)
Proceeds from maturity of available-for-sale investments	5,998	8,000
Increase in restricted cash	1,847	—

Net cash used in investing activities	(479)	(1,891)

Cash flows from financing activities:
Proceeds from stock option activity	8	—
Proceeds from Employee Stock Purchase Plan activity	58	53

Net cash provided by financing activities	66	53

Effect of exchange rate changes in cash	9	—

Net (decrease) increase in cash and cash equivalents	(839)	3,816
Cash and cash equivalents at beginning of period	13,236	26,101

Cash and cash equivalents at end of period	$12,397	$29,917

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(unaudited)

1.    Basis of Presentation

The Consolidated Financial Statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of December 28, 2003, and its results of operations and cash flows for the thirteen weeks ended December 28, 2003 and December 29, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the Consolidated Financial Statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2003 for the year ended September 28, 2003. The results of operations for the three fiscal months ended December 28, 2003 may not be indicative of the results of operations that can be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

Fiscal quarter

The Company’s fiscal quarter includes 13 or 14 weeks. The second and third fiscal quarters of fiscal 2004 will be March 28, 2004 and June 27, 2004, respectively.

2.    Commitments and Contingent Liabilities

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

RemedyTemp, Inc.

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

Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of its other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the clients’ insurance carriers’ obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates incurred losses, as of September 28, 2003, for the claims in question amount to $38.7 million. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the clients’ insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

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

Other Contingency

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that this assessment is without merit. The Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations and disputes this assessment. The Company intends to vigorously dispute the EDD’s assessment. The Company has not accrued for this amount as of December 28, 2003. The EDD audit is ongoing at December 28, 2003.

RemedyTemp, Inc.

3.    Earnings Per Share

Basic earnings per share (“EPS”) is calculated using net loss divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similar to basic EPS except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options, had been issued and restricted shares had vested.

	Three Fiscal Months Ended
	December 28, 2003	December 29, 2002
Numerator:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(3,316)	$450
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	2,421

Net loss	$(3,316)	$(1,971)

Denominator:
Basic—weighted average common shares outstanding	9,019	9,000
Dilutive effect of stock options and restricted stock	—	—

Diluted—weighted average common shares outstanding	9,019	9,000

Earnings per share—Basic and Diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.37)	$0.05
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	(0.27)

Net loss—basic and diluted	$(0.37)	$(0.22)

Potential common shares (including applicable outstanding options, restricted shares and shares in trust of 1,333 and 404 for the three fiscal months ended December 28, 2003 and December 29, 2002, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

RemedyTemp, Inc.

4.    Stock-based Incentive Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The following table illustrates the effect on net loss and net loss per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	For the Three Months Ended
	December 28, 2003	December 29, 2002
Net loss, as reported	$(3,316)	$(1,971)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	115	98

Net loss, as adjusted	$(3,431)	$(2,069)

Basic net loss per share:
As reported	$(0.37)	$(0.22)
As adjusted	$(0.38)	$(0.23)

Diluted net loss per share:
As reported	$(0.37)	$(0.22)
As adjusted	$(0.38)	$(0.23)

In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company’s stock price. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over their respective vesting periods.

5.    Cumulative Effect of Adoption of a New Accounting Standard

Effective September 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The impairment test for goodwill is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any.

In accordance with SFAS No. 142, the Company performed the two-step goodwill impairment test process and obtained assistance from a third-party in performing the valuations of its individual reporting units. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, during the first quarter of fiscal 2003 the Company recorded a non-cash charge of $2.4 million, net of income taxes of $1.6 million, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s Consolidated Statements of Operations for the three fiscal months ended December 29, 2002.

In accordance with SFAS No. 142, no amortization of goodwill was recorded for the three fiscal months ended December 28, 2003 and December 29, 2002.

RemedyTemp, Inc.

6.    Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the quarter ended December 28, 2003 is a result of adjustments to the purchase price allocation for the Tennessee acquisition (see Note 8) and is summarized as follows:

December 28, 2003
Beginning of year	$3,030
Additions	11
Reductions	(40)

End of year	$3,001

Other intangible assets with finite lives include franchise rights, client relationships, and non-competition agreements and are amortized over their respective useful lives of three to six years. Amortization expense related to other intangible assets was $81 and $3 for the three fiscal months ended December 28, 2003 and December 29, 2002, respectively. The following table presents the details of the Company’s other intangible assets that are subject to amortization:

	December 28, 2003	September 28, 2003
Franchise rights	$1,480	$1,480
Client relationships	100	100
Non-competition agreements	294	294

	1,874	1,874
Less accumulated amortization	(300)	(219)

Total	$1,574	$1,655

At December 28, 2003 the unamortized balance of intangible assets is $1,574 of which $242 expected to be amortized in the remaining nine months of fiscal 2004; and $320, $318, $292, $262 and $140 in fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

7.    Capitalized Software Costs

During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage sales and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and the Company’s offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in an additional amortization charge of approximately $0.4 million during the three fiscal months ended December 28, 2003. The additional charges for the three fiscal months ended December 28, 2003 are included in depreciation and amortization expense in the accompanying Consolidated Statements of Operations.

8.    Purchase of Franchised Operations

From time to time, the Company may selectively purchase traditional and licensed franchise operations for strategic reasons, including to facilitate its expansion plans of increased market presence in identified geographic regions. During fiscal 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and purchased assets of a smaller franchise in Texas consisting of one office. The Consolidated Financial Statements include the results of operations of these offices commencing as of their respective acquisition dates. Results of operations for the acquired licensed operations are recorded in accordance with the Company’s related revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the direct office revenue recognition policy is utilized. Prior to the acquisitions, the revenues and related costs of sales are recognized as licensed franchise sales and cost of licensed sales in the Consolidated Statement of Operations. Subsequent to the acquisitions, the revenues and related costs of sales are recognized as direct sales and cost of sales in the Consolidated Statement of Operations. These acquisitions were accounted for under the purchase method of accounting. The combined purchase price was $3,763. In connection with these acquisitions, the Company recorded goodwill totaling $2,833. Additionally, in connection with the Tennessee

RemedyTemp, Inc.

acquisition, $1,840 of the purchase price was allocated to amortizable intangible assets consisting of franchise rights ($1,480), client relationships ($100) and non-competition agreements ($260) with a weighted average amortization period of approximately six years. The Stock Purchase Agreement for the Tennessee acquisition includes a provision for contingent payments for the two years subsequent to December 29, 2002. The contingent payments are based upon performance targets related to increases in earnings before interest, taxes, depreciation and amortization over the prior year. The Company was not required to make a contingent payment for the twelve months ended December 28, 2003.

9.    Workers’ Compensation

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

Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of December 28, 2003 is approximately $34.3 million, of which $12.5 million is recorded as current and $21.8 million is recorded as non-current in the Consolidated Balance Sheets.

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of December 28, 2003, the Company has outstanding letters of credit and pledged cash and securities totaling $21.9 and $21.8 million, respectively. The pledged cash and securities are restricted while the Company’s remaining obligations under the workers’ compensation program are outstanding and cannot be used for general corporate purposes. Accordingly, the Company has classified these pledged cash and securities as restricted in the accompanying Consolidated Balance Sheets.

The Company also has an aggregate $5.3 million current liability recorded at December 28, 2003 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program as discussed in Note 2.

10.    Line of Credit

The Company has a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million in available letters of credit. The line of credit is collateralized by certain assets of the Company and interest on outstanding borrowings is generally payable quarterly. The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 112.5 basis points to 137.5 basis points based upon specified financial covenants. The Company is

RemedyTemp, Inc.

required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. This credit agreement required the Company to maintain certain financial ratios and comply with certain restrictive covenants. As of December 28, 2003, the Company was in compliance with all restrictive covenants and required ratios, with the exception of its fixed charge coverage ratio and its consolidated EBITDA requirements, which the Company received a waiver from the bank. The Company executed a new credit facility dated February 5, 2004 with Bank of America, which replaces the existing credit agreement with Bank of America and Union Bank of California. The new credit facility provides for aggregate borrowings not to exceed $40.0 million, including any letters of credit existing under the current credit agreement. The line of credit is collateralized by certain assets of the Company and expires on June 1, 2005. The interest rate is at the Company’s discretion either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and will be paid monthly beginning February 1, 2004. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to comply with certain restrictive covenants, of which the most restrictive covenant limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis.

The Company has no borrowings outstanding as of December 28, 2003 and September 28, 2003. The Company had outstanding letters of credit totaling $21.9 million as of December 28, 2003 and September 28, 2003, to collateralize its remaining workers’ compensation deductible liability discussed in Note 9.

11.    Office Closures

The Company’s strategic plan focuses on increasing the percentage of business it receives from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion, and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. Consequently, during the third quarter of fiscal 2003, the Company implemented plans to close or consolidate certain company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities. During fiscal 2003, the Company recorded a $992 charge for costs in connection with these plans, including $689 related to contractual lease obligations and $303 for severance benefits, fixed asset disposals and other costs associated with these office closures. There were no additional charges related to the office closure plans during the first fiscal quarter of 2004. At December 28, 2003, the remaining liability resulting from the charges in connection with this plan is $249 and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2008.

12.    Restricted Stock Awards

At December 28, 2003, the Company has 580 shares of restricted Class A Common Stock issued and outstanding. During the first quarter of fiscal 2004, the Leadership Development and Compensation Committee of the Board of Directors did not authorize and issue any additional shares of restricted Class A Common Stock to certain officers of the Company (the “Restricted Stock”) under the Company’s 1996 Stock Incentive Plan. The Restricted Stock has no purchase price and cliff vests after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. At the time of issuance unearned compensation is recorded as a component of shareholders’ equity and is based upon the fair market value of its Class A Common Stock on the respective grant dates. The unearned compensation is currently being amortized and charged to operations over the initial five-year vesting period. During the first quarter of fiscal 2004, 70 shares of previously issued Restricted Stock were forfeited.

RemedyTemp, Inc.

13.    Shareholder’s Equity

Comprehensive Loss

The components of comprehensive loss, net of taxes are as follows:

	Three Fiscal Months Ended
	December 28, 2003	December 29, 2002
Net loss	$(3,316)	$(1,971)
Other comprehensive income (loss):
Change in unrealized (loss) gain on investments	(55)	91
Translation adjustments	9	—

Total comprehensive loss	$(3,362)	$(1,880)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	December 28, 2003	September 28, 2003
Accumulated unrealized gain on investments	$58	$113
Translation adjustments	30	21

Total accumulated other comprehensive income	$88	$134

14.    New Accounting Standard

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” (“FIN 46”). FIN 46 provides guidance on identifying variable interest entities (“VIE”) and assessing whether or not a VIE should be consolidated. The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, to the first reporting period ending after December 15, 2003. For all VIEs created prior to February 1, 2003, public companies will be required to apply the provisions of FIN 46 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company is currently evaluating the implication of FIN 46 on certain franchisee and licensee relationships. The Company plans to adopt the provisions of FIN 46 during the second quarter of fiscal 2004 and is currently evaluating the impact, if any, on its consolidated results of operations and financial position.

15.    Subsequent Event

On January 12, 2004, pursuant to an Asset Purchase Agreement, the Company completed the acquisition of two of its thirteen traditional franchise offices located in Texas. The purchase price of $1.8 million consisted of $1.5 million paid in cash on the closing date and $0.3 million will be payable in cash on or before January 12, 2006.

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

Operations

The Company’s revenues are derived from Company-owned offices (direct sales) and independently-managed franchise offices (licensed sales and franchise royalties). The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format. Under the Company’s traditional franchise agreements, the traditional franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7.0% of its gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins and for franchisees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 5.5% - 6.5%) based on gross billings. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60% - 70% of the office’s gross profit. However, the Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings; with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins and licensees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 6.0% - 7.0%) based on gross revenues. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

As of December 28, 2003, there were 13 independently-managed franchise offices operating as traditional franchises and 102 operating as licensed franchise offices. In general, franchise offices opened from 1987 to 1990 are operated as traditional franchises, and independently-managed offices opened since 1990 are operated as licensed franchise offices. The Company moved from the traditional to the licensed franchise format to exercise more control over the collection and tracking of the receivables generated by the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. Accordingly, the number of traditional franchise offices is not anticipated to increase, except in certain circumstances when a licensed franchise office may convert to the traditional franchise format. Additionally, existing traditional franchisees have the option under their contract to open new franchise offices within their territory. The number of licensed franchise offices is expected to increase because new independently-managed offices will be opened in licensed franchise format and offices currently operated as traditional franchises may, depending upon various factors, convert to the licensed franchise format. If the number of traditional franchise offices is reduced, royalty revenues will decrease.

RemedyTemp, Inc.

Results of Operations

	For the Three Months Ended		Favorable (Unfavorable)
	December 28, 2003	December 29, 2002	$ Change	% Change
Direct sales	$82,190	$70,268	$11,922	17%
Licensed franchise sales	43,378	49,950	(6,572)	(13)%
Franchise royalties	427	570	(143)	(25)%
Initial franchise fees	16	6	10	167%

Total revenues	126,011	120,794	5,217	4%
Cost of direct sales	70,867	57,781	(13,086)	(23)%
Cost of licensed sales	34,654	39,887	5,233	13%
Licensees’ share of gross profit	5,817	6,721	904	13%
Selling and administrative expenses	16,442	15,145	(1,297)	(9)%
Depreciation and amortization	1,748	1,209	(539)	(45)%

(Loss) income from operations	(3,517)	51	(3,568)	(6996)%
Other income	325	488	(163)	(33)%

(Loss) income before provision for income taxes and cumulative effect of adoption of a new accounting standard	(3,192)	539	(3,731)	(692)%
Provision for income taxes	124	89	(35)	(39)%

(Loss) income before cumulative effect of adoption of a new accounting standard	(3,316)	450	(3,766)	(837)%
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	2,421	2,421	100%

Net loss	$(3,316)	$(1,971)	$(1,345)	(68)%

For the Three Fiscal Months Ended December 28, 2003 Compared to the Three Fiscal Months Ended December 29, 2002

Total revenues increased 4.3% or $5.2 million to $126.0 million for the three fiscal months ended December 28, 2003 as compared to $120.8 million for the three fiscal months ended December 29, 2002. Direct revenues increased $11.9 million or 17.0% to $82.2 million from $70.3 million, licensed franchise revenues decreased $6.6 million or 13.2% to $43.4 million from $50.0 million and traditional franchise royalties decreased 25.1% to $0.4 million from $0.6 million for the three fiscal months ended December 28, 2003 and December 29, 2002, respectively. The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 65.2% of total revenues for the three fiscal months ended December 28, 2003 as compared to 58.2% for the same period of the prior year. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

The primary factor contributing to the increase in direct office revenues is related to the acquisition of two franchises during the second and third quarters of fiscal 2003, which accounted for $11.4 million in revenue for the first quarter of fiscal 2004. Exclusive of these acquisitions, the $0.5 million increase in direct revenues resulted from an increase in the Company’s RemX® specialty staffing division to $4.9 million or 110.5% for the three fiscal months ended December 28, 2003 from $2.3 million for the same period of the prior year. The RemX® revenue increase was offset by the net loss of several clients due to the Company’s strategy of exiting certain unprofitable accounts. Additionally, the Company opened eleven direct offices, contributing to the increase in direct office revenues and closed one under performing office during the first quarter of fiscal 2004. Nine of the new direct offices are located outside of California, which is consistent with the Company’s strategic plan and associated expansion efforts increasing the proportion of revenue generated from business outside of California to increase its national presence and mitigate the impact of rising unemployment insurance and workers’ compensation costs within California. Additionally, revenue generated in California decreased to 42.7% of total revenues as compared to 45.2% in the prior year first fiscal quarter.

The $6.6 million decrease in the licensed franchise revenue is primarily related to the acquisition of franchise offices as noted above. The acquired franchise offices combined generated $9.3 million of licensed franchise revenue during the first quarter of fiscal 2003. Exclusive of these acquisitions, the $2.7 million increase in licensed revenues resulted from the addition of several new clients, the two largest generating over $3.5 million in revenues for the three months ended December 28, 2003. The increase was partially offset by the decrease in licensed franchise offices to 102 offices at December 28, 2003 as compared to 120 offices at December 29, 2002, due to certain franchisees exiting the system and non-renewal of certain franchise agreements.

RemedyTemp, Inc.

From a business mix prospective, for the first quarter of fiscal 2004, revenues from the light industrial sector slightly decreased as a percentage of total revenues to 68.8% as compared to 69.4% for the first quarter of fiscal 2003. Revenues from the clerical sector also decreased as a percentage of total revenue to 27.0% as compared to 28.2% for the same period in the prior year. Revenues generated from the Company’s specialty staffing division, RemX® increased to 3.9% of total revenues as compared to 1.9% of revenues for the same period in the prior year. The decrease in the percentage of consolidated revenues generated from the light industrial sector and the increase in the revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services. This strategy is again demonstrated in its office openings during the first quarter of fiscal 2004, in that nine of the eleven direct offices opened during the first quarter were RemX® offices. Management continues to strategically evaluate its existing and target markets and will continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate. The Company’s target customer is the small-to-mid size account, typically generating less than $5.0 million in annual revenue. The margins are typically higher on this type of business, and it lessens the Company’s dependence on individual large-scale accounts. The Company’s ability to increase revenues depends significantly on its ability to continue to attract new clients, open new offices, find and retain licensed franchisees and office managers, and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

Total cost of direct and licensed franchise sales, which consists of wages and other expenses related to temporary associates, increased 8.0% or $7.9 million for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Total cost of direct and licensed sales as a percentage of revenues was 83.7% for the first quarter of fiscal 2004 as compared to 80.9% for the same period in the prior year. The increase was primarily related to increases in workers’ compensation costs which accounted for 1.9 percentage points and in state unemployment costs which accounted for 0.8 percentage points of the 2.8 percentage point increase in cost of sales. The overall reduction in gross margin is a continued trend and is primarily related to the increase in workers’ compensation costs which were $7.8 million for the three fiscal months ended December 28, 2003 as compared to $5.2 million for the three fiscal months ended December 29, 2002. A substantial portion of the increase resulted from increases in medical costs in California. The decrease in the gross margin is also attributable to continued pricing pressures experienced throughout the staffing industry and a sharp increase in state unemployment insurance costs that the Company believes will continue to increase in fiscal 2004, both within and outside of California.

The decrease in gross margins were partially offset by an 18.0% increase in direct hire billings (previously defined in prior documents as permanent placement billings), whereby the Company earns a fee for placing a temporary associate in a permanent position and typically has higher margins. The direct hire revenue increase was primarily attributable to the RemX® division. There can be no assurance that the Company’s gross margin will improve in the future.

Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. Licensees’ share of gross profit decreased 13.5% or $0.9 million to $5.8 million for the three fiscal months ended December 28, 2003 from $6.7 million for the same period in the prior year due to an overall 13.3% net decrease in licensed franchise gross profits resulting from a decrease in the number of licensed franchise offices to 102 offices as of December 28, 2003 from 120 offices as of December 29, 2002. As discussed above, this is consistent with the Company’s strategic plan of generating a higher percentage of its overall revenues from its Company-owned offices. Licensees’ share of gross profit as a percentage of licensed gross profit was 66.7% for the three fiscal months ended December 28, 2003 as compared to 66.8% for the three fiscal months ended December 29, 2002.

Selling and administrative expenses increased 8.6% or $1.3 million to $16.4 million for the three fiscal months ended December 28, 2003 from $15.1 million for the three fiscal months ended December 29, 2002. Selling and administrative expenses as a percentage of total revenues was 13.0% for the three fiscal months ended December 28, 2003 and 12.5% for the same period in the prior year. Several factors contributed to this increase which included $0.6 million increase in profit sharing due to higher sales, of which $0.2 million was related to commissions paid for direct hire billings, $0.5 million increase in bad debt expense related to a major customer filing chapter 11 under the U.S. Bankruptcy Code, $0.4 million increase in field operations colleague salaries, $0.2 million increase in general insurance costs and $0.1 million increase in workers’ compensation for field operations and corporate colleagues. These increases were partially offset by $0.2 million decrease in rent expense due to closed offices during fiscal 2003, $0.2 million decrease in the amortization of deferred compensation related to the forfeiture of restricted stock and $0.1 million decrease in legal fees. $1.8 million of the net increase in selling and administrative expenses is primarily related to the growth of the Company’s RemX® specialty staffing division and the acquisition of the licensed Tennessee

RemedyTemp, Inc.

offices during fiscal 2003.

The following table summarizes the change in selling and administrative expenses, as described above, for the three months ended December 28, 2003 as compared to the three months ended December 29, 2002:

	(amounts in millions)
	Consolidated Change	Tennessee Acquisition	RemX® Change	Other Offices
Profit sharing	$0.60	$0.34	$0.20	$0.06
Colleague salary	0.40	0.20	0.32	(0.12)
General insurance	0.20	—	—	0.20
Workers’ compensation	0.10	—	0.02	0.08
Bad debt	0.50	—	—	0.50
Rent	(0.20)	0.04	0.03	(0.27)
Legal fees	(0.10)	—	—	(0.10)
Deferred compensation	(0.20)	—	—	(0.20)
Other SG&A	(0.02)	0.30	0.30	(0.62)

Total	$1.28	$0.88	$0.87	$(0.47)

There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

Depreciation and amortization increased 44.6% or $0.5 million to $1.7 million for the three fiscal months ended December 28, 2003 from $1.2 million for the three fiscal months ended December 29, 2002. The increased expense is primarily related to the change in the estimated useful life of capitalized software costs during the fourth quarter of fiscal 2003, resulting in a $0.4 million increase in depreciation expense for the three fiscal months ended December 28, 2003 as compared to the same period in the prior year. Additionally, during the first quarter of fiscal 2004, the Company changed the estimated useful life on certain other capitalized software costs, representing $0.1 million of the increase in depreciation costs for the quarter. The increase also resulted from amortization expense related to $1.8 million of amortizable intangible assets acquired in the franchise acquisition during the second quarter of fiscal 2003 (see Note 6 to the Consolidated Financial Statements).

Income from operations decreased $3.6 million to an operating loss of $3.5 million for the three fiscal months ended December 28, 2003 from operating income of $0.1 million for the three fiscal months ended December 29, 2002 due to the factors described above, which included significant increases in workers’ compensation expense, continued increases in state unemployment insurance, a decrease in licensees’ gross profit margins, an increase in selling and administrative expenses, and increased depreciation and amortization expense.

The Company incurred a loss (before cumulative effect of adoption of a new accounting standard) of $3.3 million for the three fiscal months ended December 28, 2003 as compared to income of $0.5 million for the three fiscal months ended December 29, 2002. In addition to the reasons for the loss described above, interest expense increased $0.1 million for the first three months of fiscal 2004 as compared to the same period in the prior year due to an increase in interest rates, increased bank charges resulting from obtaining a waiver for non-compliance with certain covenants and charges incurred with the collateralization of the workers’ compensation liability.

An income tax provision of $0.1 million was recorded in the first quarter of fiscal year 2004 consisting primarily of the Company’s state and foreign income tax obligations as compared with an income tax provision of $0.1 million for the first quarter of fiscal year 2003. The Company’s overall annual effective tax rate of (3.9%) for fiscal year 2004 differs from the statutory rate due to the valuation allowance against the current increase to our deferred tax asset. The effective tax rate of 16.6% for fiscal year 2003 differs from the statutory rate due to the effect expected Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

The cumulative effect of adoption of a new accounting standard of $2.4 million (net of tax of $1.6 million) for the three fiscal months ended December 29, 2002 represents the goodwill impairment charge resulting from the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 effective the beginning of fiscal 2003, as discussed in Note 5 to the Consolidated Financial Statements.

The Company generated a net loss of $3.3 million for the three months ended December 28 2003 as compared to a net loss of $2.0 million for the three fiscal months ended December 29, 2002.

Liquidity and Capital Resources

The Company’s balance sheet remains strong. The Company has $52.7 million in cash and investments as of December 28, 2003 (including restricted cash and investments discussed below), and it continues to be debt free. Historically, the Company has financed its operations through cash generated by operating activities and its line of credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs, direct office openings, capital expenditures (including management information systems initiatives) and franchise acquisitions. Beginning in the third quarter of fiscal 2003, the Company began collateralizing a portion of its remaining workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

Cash used in operating activities was $0.4 million for the three fiscal months ended December 28, 2003 as compared to $5.7 million cash provided by operating activities for the three fiscal months ended December 29, 2002. Cash flows from operating activities, compared to the preceding year, were impacted by reduced operating margins, timing of receivables collections, the timing of payroll disbursements including incentive compensation payments as well as the timing of vendor payments and realization of net tax benefits. Cash flows from operations were also impacted by the timing of the Company’s workers’ compensation claims payments. While the Company records its liability for open claims based upon the ultimate cost of the claims, the cash outflow for those recorded claims cost occurs over time.

RemedyTemp, Inc.

Cash used in investing activities is primarily related to the Company’s investment portfolio, which includes highly rated debt securities with maturities ranging from three months to three years. Net cash outflows related to available-for-sale investments were $2.1 million during the first fiscal quarter 2004 as compared to $1.2 million in the corresponding prior year period.

Cash used for purchases of fixed assets, including information systems development costs, was $0.3 million for the three fiscal months ended December 28, 2003 and $0.7 million for three fiscal months ended December 29, 2002. The Company continues to invest in computer-based technologies and direct office openings and anticipates approximately $2.5 million in related capital expenditures for the remaining nine months of fiscal 2004.

As discussed in Note 9 to the Consolidated Financial Statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. Effective April 1, 2001, the Company contracted with independent, third-party carriers for workers’ compensation insurance and claims administration in the majority of states. The Company is self-insured for its deductible liability under these insurance contracts ($0.25 million per occurrence for claims incurred from April 1, 2001 to March 31, 2002 and $0.5 million per occurrence for all subsequent claims). All losses and expenses for individual claims in excess of the applicable deductible amounts would be paid by the appropriate insurance carrier. Remedy establishes a reserve for the remaining deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of December 28, 2003 is approximately $34.3 million.

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged securities (cash and investments) or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of December 28, 2003, the Company has outstanding letters of credit and pledged securities totaling $21.9 million and $21.8 million, respectively. The Company has the ability to substitute letters of credit for the $21.8 million in pledged securities. The pledged securities are restricted while the Company’s remaining obligations under the workers’ compensation program are outstanding and cannot be used for general corporate purposes.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and is currently in liquidation. The Company is in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program as discussed in Part II, Item 1, Legal Proceedings and in Note 2 to the Consolidated Financial Statements. An unfavorable outcome in this matter could adversely affect the Company’s liquidity and results of operations.

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that this assessment is without merit. The Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations and disputes this assessment. The Company intends to vigorously dispute the EDD’s assessment. The Company has not accrued for this amount as of December 28, 2003. The EDD audit is ongoing at December 28, 2003.

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

The Company’s RemX® specialty staffing division includes RemX® Financial Staffing, RemX® IT Staffing and RemX® Office Staff. RemX® specialty staffing division is an exclusively Company-owned operation and brand focused on providing financial, IT and high level office staff personnel on a temporary, temp-to-hire or direct hire basis in major

RemedyTemp, Inc.

markets nationwide. The Company has nineteen, eight and three RemX® Financial Staffing, RemX® IT Staffing and RemX® OfficeStaff office(s), respectively. In fiscal 2004, the Company anticipates capital expenditures to further expand RemX® Financial Staffing and RemX® IT Staffing offices into both new and existing markets to be less than $0.5 million. Continued expansion and operation of the RemX® specialty staffing division may have an impact on future liquidity.

The Company has a joint credit agreement with Bank of America and Union Bank of California providing for aggregate borrowings of $40.0 million, including $35.0 million in available letters of credit. The line of credit is collateralized by certain assets of the Company and interest on outstanding borrowings is generally payable quarterly. The interest rate is the higher of the bank’s prime rate or the federal funds rate plus 50 basis points or, at the Company’s discretion, the eurodollar rate plus 112.5 basis points to 137.5 basis points based upon specified financial covenants. The Company is required to pay administrative fees on the outstanding letters of credit and the aggregate unused portion of the credit facility. This credit agreement required the Company to maintain certain financial ratios and comply with certain restrictive covenants. As of December 28, 2003, the Company was in compliance with all restrictive covenants and required ratios, with the exception of its fixed charge coverage ratio and its consolidated EBITDA requirements, which the Company received a waiver from the bank. The Company executed a new credit facility dated February 5, 2004 with Bank of America, which replaces the existing credit agreement with Bank of America and Union Bank of California. The new credit facility provides for aggregate borrowings not to exceed $40.0 million, including any letters of credit existing under the current credit agreement. The line of credit is collateralized by certain assets of the Company and expires on June 1, 2005. The interest rate is at the Company’s discretion either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and will be paid monthly beginning February 1, 2004. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to comply with certain restrictive covenants, of which the most restrictive covenant limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis.

The Company has no borrowings outstanding as of December 28, 2003 and September 28, 2003. The Company had outstanding letters of credit totaling $21.9 million as of December 28, 2003 and September 28, 2003, to collateralize its remaining workers’ compensation deductible liability discussed in Note 9.

The Company may continue evaluating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

The Company believes that its current and expected levels of working capital of $55.5 million and line of credit are adequate to support present operations and to fund future growth and business opportunities for at least the next twelve months.

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

RemedyTemp, Inc.

believed reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies are those most significantly affected by the judgment, estimates and/or assumptions used in the preparation of Remedy’s Consolidated Financial Statements.

Revenue Recognition - The Company generates revenue from the sale of temporary staffing and direct hire services by its Company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Direct hire revenues are recognized when the direct hire candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed for the Company’s direct hire guarantee period, typically 30-100 days and have historically been insignificant to the Company’s overall results of operations.

The Company accounts for the revenues and the related direct costs in accordance with Emerging Issues Task Force 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on the behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the Consolidated Statement of Operations, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchised agreement, the franchisee has the direct contractual relationship with customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its Consolidated Statement of Operations and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements the Company has the direct contractual relationship with customers, holds title to the related customer receivables and is the legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

Accounts Receivable - Remedy provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its customers to make required payments. This allowance is based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its customers’ financial strength and any other known factors impacting collectibility. If the financial condition of its customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Remedy’s estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas, the fact that no single customer accounts for 10% or more of its net sales and its continuing credit evaluation of its customers’ financial conditions.

Workers’ Compensation Costs - The Company maintains reserves for its workers’ compensation obligations using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the reserve, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

Goodwill and Other Intangible Assets - Effective the first quarter of fiscal 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually or if events or circumstances change that may reduce the fair value of the reporting unit below its book value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In connection with the initial impairment test upon adoption, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2.4 million, net of income taxes of $1.6 million, to reduce the carrying value of the goodwill to its

RemedyTemp, Inc.

implied fair value (see Note 5 to the Consolidated Financial Statements). This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s Consolidated Statements of Operations for the three fiscal months ended December 29, 2002.

Other Long-Lived Assets - Effective the first quarter of fiscal 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When the Company determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized.

Income Taxes - In preparing the Company’s Consolidated Financial Statements, management estimates the Company’s income taxes in each of the taxing jurisdictions in which it operates. This includes estimating the Company’s actual current tax expense together with any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets.

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

The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, and the Company’s recent cumulative losses, management concluded that a full valuation allowance of $16.9 million against the deferred tax assets was appropriate and recorded a valuation allowance during the fourth quarter of fiscal 2003. While the Company hopes to be profitable in fiscal 2004 and beyond, in view of the recent losses there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets the Company determines a lesser allowance is required it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Contingencies and Litigation - There are various claims, lawsuits and pending actions against the Company incident to its operations. If a loss arising from these actions is probable and can be reasonably estimated, the Company must record the amount of the estimated liability. Based on current available information, management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements. As additional information becomes available, management will continue assessing any potential liability related to these actions and may need to revise its estimates.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk resulting from changes in interest rates and equity prices and, to a lesser extent, foreign currency rates. Under its current policy, the Company does not engage in speculative or leveraged

RemedyTemp, Inc.

transactions to manage exposure to market risk. There were no material changes to the disclosures made in Item 7A in the Company’s Annual Report on Form 10-K for the year ended September 28, 2003 regarding quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 28, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Despite the Company’s determination to pursue the review process, there can be no assurance that further review will be granted, or of ultimate success in the overturning the WCAB decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of its other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the clients’ insurance carriers’ obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate claims’ losses and the impact of such claims, if any, on the clients’ insurance coverage. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates incurred losses, as of September 28, 2003, for the claims in question amount to $38.7 million. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the clients’ insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

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

RemedyTemp, Inc.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8K

(a)    Exhibits

    Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)
3.2	Amended and Restated Bylaws of the Company (e)
4.1	Specimen Stock Certificate (a)
4.2	Shareholder Rights Agreement (a)
10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)
*10.2	Paul W. Mikos Employment Agreement, as amended (i)
10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)
*10.6	Alan M. Purdy Change in Control Severance Agreement (h)
*10.7	Deferred Compensation Agreement for Alan M. Purdy (a)
10.9	Form of Indemnification Agreement (a)
*10.11	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (g)
*10.12	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)
10.13	Form of Franchising Agreement for Licensed Offices (k)
10.14	Form of Franchising Agreement for Franchised Offices (a)
10.15	Form of Licensing Agreement for IntelliSearch® (a)
*10.18	Additional Deferred Compensation Agreement for Alan M. Purdy (b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)
*10.22	RemedyTemp, Inc. Deferred Compensation Plan (d)
*10.23	Amended and Restated Employment Agreement for Greg Palmer (m)
*10.24	1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors
10.25	Form of Licensing Agreement for i/Search 2000® (e)
10.26	Credit Agreement among Bank of America N.A., Union Bank N.A. and RemedyTemp, Inc. (n)
*10.27	Paul W. Mikos Severance Agreement and General Release (j)
*10.28	Gunnar B. Gooding Employment and Severance Letter (l)
*10.29	Cosmas N. Lykos Employment and Severance Letter (l)
*10.30	Alan M. Purdy Retirement Agreement and General Release (n)
*10.31	Monty Houdeshell Employment Letter (o)
*10.32	Monty Houdeshell Change in Control Severance Agreement (p)
*10.33	Shawn Mohr Severance Agreement (p)

RemedyTemp, Inc.

Exhibit No.	Description
10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker – Summit, LLC (q)

10.35	First Amendment and Waiver to Credit Agreement among Bank of America N.A., Union Bank N. A. and RemedyTemp, Inc. (q)

14.1	Code of Business Conduct and Ethics (q)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).
(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.
(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

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

REMEDYTEMP, INC.
February 11, 2004	/s/ GREG PALMER
Greg Palmer, President and Chief
Executive Officer
February 11, 2004	/s/ MONTY A. HOUDESHELL
Monty A. Houdeshell, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 11, 2004	/s/ JOHN D. SWANCOAT
John D. Swancoat, Controller
(Principal Accounting Officer)