Form 10-Q
period 2004-03-28
REMEDYTEMP INC
filed 2004-05-12
CIK 1013467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 7, 2004 there were 8,803,871 of Class A Common Stock and 800,312 shares of Class B Common Stock outstanding.

*	No information provided due to inapplicability of item.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

ASSETS

	(unaudited) March 28, 2004	September 28, 2003
Current assets:
Cash and cash equivalents	$13,415	$13,236
Investments	3,032	18,384
Accounts receivable, net of allowance for doubtful accounts of $2,686 and $2,627, respectively	51,675	60,594
Prepaid expenses and other current assets	5,245	6,679
Deferred and current income taxes	739	330

Total current assets	74,106	99,223
Fixed assets, net	10,116	12,337
Restricted cash and investments	37,941	21,615
Other assets	381	1,334
Intangible assets, net of accumulated amortization of $427 and $219, respectively	2,547	1,655
Goodwill	3,403	3,030

Total Assets	$128,494	$139,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,353	$4,790
Accrued workers’ compensation, current portion (Note 9)	16,633	15,263
Accrued payroll, benefits and related costs	14,742	17,530
Accrued licensees’ share of gross profit	2,047	2,231
Other accrued expenses	2,871	3,335

Total current liabilities	37,646	43,149
Accrued workers’ compensation, non-current portion (Note 9)	22,374	20,681

Total liabilities	60,020	63,830

Commitments and contingent liabilities (Note 2)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,795 and 8,769 shares issued and outstanding at March 28, 2004 and September 28, 2003, respectively	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 805 and 894 shares issued and outstanding at March 28, 2004 and September 28, 2003, respectively	8	9
Additional paid-in capital	41,846	42,674
Unearned compensation	(4,686)	(6,031)
Accumulated other comprehensive income	69	134
Retained earnings	31,149	38,490

Total shareholders’ equity	68,474	75,364

Total Liabilities and Shareholders’ Equity	$128,494	$139,194

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Company-owned office revenues	$75,426	$73,300	$157,616	$143,568
Licensed franchise revenues	39,611	42,183	82,989	92,133
Franchise royalties	348	346	775	916
Initial franchise fees	—	6	16	12

Total revenues	115,385	115,835	241,396	236,629
Cost of Company-owned office revenues	64,280	64,777	135,147	122,558
Cost of licensed franchise revenues	31,833	33,605	66,487	73,492
Licensees’ share of gross profit	5,327	5,640	11,145	12,361
Selling and administrative expenses	16,634	16,369	33,075	31,514
Depreciation and amortization	1,514	1,299	3,262	2,508

Loss from operations	(4,203)	(5,855)	(7,720)	(5,804)

Other income:
Interest expense	(79)	(189)	(206)	(197)
Interest income	279	252	537	599
Other, net	181	228	375	377

Loss before income taxes	(3,822)	(5,564)	(7,014)	(5,025)
Provision for (benefit from) income taxes	203	(2,752)	327	(2,663)

Loss before cumulative effect of adoption of a new accounting standard	(4,025)	(2,812)	(7,341)	(2,362)
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634	—	—	—	(2,421)

Net loss	$(4,025)	$(2,812)	$(7,341)	$(4,783)

Earnings per share—basic and diluted:
Loss before cumulative effect of adoption of a new accounting standard	$(0.45)	$(0.31)	$(0.81)	$(0.26)
Cumulative effect of adoption of a new accounting standard, net of incomes taxes	—	—	—	(0.27)

Net loss—basic and diluted	$(0.45)	$(0.31)	$(0.81)	$(0.53)

Weighted average shares:
Basic	9,019	9,042	9,019	9,039

Diluted	9,019	9,042	9,019	9,039

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
Cash flows from operating activities:	March 28, 2004	March 30, 2003
Net loss	$(7,341)	$(4,783)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	2,421
Depreciation and amortization	3,262	2,508
Provision for losses on accounts receivable	617	759
Restricted stock compensation expense	451	635
Changes in assets and liabilities:
Trading investments	(378)	(622)
Accounts receivable	8,302	7,959
Prepaid expenses and other current assets	1,287	2,230
Other assets	953	192
Accounts payable	(3,467)	(2,195)
Accrued workers’ compensation	3,063	6,345
Accrued payroll, benefits and related costs	(2,788)	(356)
Accrued licensees’ share of gross profit	(184)	(604)
Other accrued expenses	(464)	(986)
Prepaid income taxes	(409)	(3,303)

Net cash provided by operating activities	2,904	10,200

Cash flows from investing activities:
Purchase of fixed assets	(686)	(1,242)
Purchase of available-for-sale investments	(14,629)	(15,277)
Proceeds from maturity of available-for-sale investments	30,295	12,000
Restricted cash and investments	(16,326)	—
Acquisition of franchises	(1,443)	(3,786)

Net cash used in investing activities	(2,789)	(8,305)

Cash flows from financing activities:
Proceeds from stock option activity	8	—
Proceeds from Employee Stock Purchase Plan activity	57	53

Net cash provided by financing activities	65	53

Effect of exchange rate changes in cash	(1)	—

Net increase in cash and cash equivalents	179	1,948
Cash and cash equivalents at beginning of period	13,236	26,101

Cash and cash equivalents at end of period	$13,415	$28,049

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(unaudited)

1.    Basis of Presentation

The Consolidated Financial Statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 28, 2004, and its results of operations and cash flows for the twenty-six weeks ended March 28, 2004 and March 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the Consolidated Financial Statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2003 for the year ended September 28, 2003. The results of operations for the six fiscal months ended March 28, 2004 may not be indicative of the results of operations that can be expected for the full year.

Fiscal quarter

The Company’s fiscal quarters include 13 or 14 weeks. The second fiscal quarter of fiscal 2004 and 2003 included 13 weeks. The third fiscal quarter of fiscal 2004 will end June 27, 2004.

2.    Commitments and Contingent Liabilities

Litigation

Class Action

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., Remedy Intelligent Staffing, Inc., Remedy Temporary Services, Inc., Karin Somogyi, Paul W. Mikos, and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of the Company’s franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, an accounting, unfair and deceptive practices, restitution and equitable relief. On or about December 3, 2002, plaintiffs filed an Amended Complaint alleging these same causes of action, but adding additional facts to the Complaint particularly with respect to the Company’s workers’ compensation program and adding claims regarding unfair competition on behalf of the general public in addition to their existing class action claim. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and took other action that caused the franchisees damage.

The Company believes that plaintiffs’ claims fall within the arbitration clause contained in the franchise agreements signed by plaintiffs. As a result, immediately after plaintiffs filed suit, the Company filed arbitration demands against plaintiffs with the American Arbitration Association. On or about April 1, 2003, the Company amended its arbitration demands to add claims against plaintiffs relating to workers’ compensation.

The Company denies and continues to deny the allegations in the Complaint. There has been no finding of wrongdoing by the Company. Nevertheless, to avoid costly, disruptive, and time-consuming litigation, and without admitting any wrongdoing or liability, the Company negotiated and agreed to a settlement with plaintiffs and stipulated to the certification of a settlement class comprised of all individuals or entities that entered into a Franchise Agreement (including renewals or amendments thereof) with RemedyTemp., Inc. and/or Remedy Intelligent Staffing, Inc. anytime prior to March 29, 2004.

On April 6, 2004, the Court preliminarily approved the parties’ settlement agreement and conditionally certified the Settlement Class. All discovery and other proceedings in this action are stayed until further order of this Court, except as

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

(unaudited)

may be necessary to implement the Settlement Agreement. A hearing on final approval of the settlement is set forth for September 9, 2004.

CIGA

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance National Insurance Company (“Reliance”). At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s Customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s Customers in those claims. The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s Customers in the pending claims). The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s Customers and their insurance carriers. Remedy then filed a motion for reconsideration of the decision by the WCAB Administrative Law Judge to the entire WCAB. On March 28, 2003, the entire WCAB affirmed the ruling of the Administrative Law Judge and as a result, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal in May 2003. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding is concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision; the Court will hear the matter on June 11, 2004 and a decision is expected within 90 days thereof.

Despite the Company’s determination to pursue the review process, there can be no assurance that the current proceeding will be successful, that further review will be granted, or that the Company will ultimately succeed in the overturning the WCAB decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of its other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the clients’ insurance carriers’ obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the clients’ insurance coverage. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates incurred losses, as of September 28, 2003, for the claims in question amount to $38,700. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the clients’ insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

Other Litigation

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

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

(unaudited)

Other Contingency

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue. Given the preliminary stage of this matter, no amount has been accrued as of March 28, 2004. The EDD audit is ongoing as of March 28, 2004.

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

Potential common shares (including applicable outstanding options, restricted shares and shares in trust of 1,306 and 667 for the three fiscal months ended March 28, 2004 and March 30, 2003, and 1,320 and 568, for the six fiscal months then ended, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

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

The following table illustrates the effect on net loss and net loss per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	For the Three Months Ended		For the Six Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net loss, as reported	$(4,025)	$(2,812)	$(7,341)	$(4,783)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(118)	(106)	(233)	(204)

Net loss, as adjusted	$(4,143)	$(2,918)	$(7,574)	$(4,987)

Basic and diluted net loss per share:
As reported	$(0.45)	$(0.31)	$(0.81)	$(0.53)
As adjusted	$(0.46)	$(0.32)	$(0.84)	(0.55)

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

(unaudited)

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

In accordance with SFAS No. 142, the Company performed the two-step goodwill impairment test process and obtained assistance from a third-party in performing the valuations of its individual reporting units. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, during the first quarter of fiscal 2003 the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s Consolidated Statements of Operations for the six fiscal months ended March 30, 2003.

During the fourth quarter of fiscal 2003, the Company performed its annual goodwill impairment test following the methodology described above, and determined that the implied fair value of the goodwill was $31 less than the carrying value. And accordingly the Company recorded an impairment charge for that amount. This charge is reflected in selling and administrative expenses for the fiscal year ended September 28, 2003.

In accordance with SFAS No. 142, no amortization of goodwill was recorded for the six fiscal months ended March 28, 2004 and March 30, 2003.

6.    Goodwill and Other Intangible Assets

Goodwill increased $373 on a net basis at March 28, 2004 as compared to September 28, 2003 resulting from the acquisition of a traditional franchise operation during the second quarter of fiscal 2004 (see Note 8). The change in goodwill at September, 28, 2003 resulted from a goodwill impairment charge of $4,086 (see Note 5) and the purchase of two licensed franchise operations during the second and third quarters of fiscal 2003.

The following table summarizes the change in goodwill:

	March 28, 2004	September 28, 2003
Beginning of year	$3,030	$4,283
Additions	402	2,833
Impairment	—	(4,086)
Other adjustments	(29)	—

End of period	$3,403	$3,030

Other intangible assets with finite lives include franchise rights, client relationships and non-competition agreements and are amortized on a straight-line basis over their respective useful lives of three to six years. Amortization expense related to other intangible assets was $127 and $53 for the three fiscal months ended March 28, 2004 and March 30, 2003, respectively, and $208 and $56 for the six fiscal months ended March 28, 2004 and March 30, 2003, respectively.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

(unaudited)

The following table presents the details of the Company’s other intangible assets that are subject to amortization:

	March 28, 2004	September 28, 2003
Franchise rights	$2,090	$1,480
Client relationships	470	100
Non-competition agreements	414	294

	2,974	1,874
Less accumulated amortization	(427)	(219)

Total	$2,547	$1,655

At March 28, 2004, $273 of the unamortized balance of intangible assets is expected to be amortized in the remaining six months of fiscal 2004; and $544, $542, $493, $379, $241 and $75 in fiscal years 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

7.    Capitalized Software Costs

During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage revenues and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and the Company’s offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in additional amortization expense of $507 during the first quarter of fiscal 2004. The additional amortization expense is included in depreciation and amortization expense for the six months ended March 28, 2004 in the accompanying Consolidated Statements of Operations.

8.    Purchase of Franchised Operations

From time to time, the Company may selectively purchase traditional and licensed franchise operations for strategic reasons, including facilitating its expansion plans of increased market presence in identified geographic regions. The Consolidated Financial Statements include the results of operations of these offices commencing as of their respective acquisition dates. Results of operations for the acquired licensed operations are recorded in accordance with the Company’s related revenue recognition policy until the acquisition date. Subsequent to the acquisition date, the Company-owned office revenue (“Company-owned office revenue” or “direct revenue”) recognition policy is utilized. Prior to the acquisitions, the revenues and related costs of revenues for licensed franchises are recognized as licensed franchise revenues and cost of licensed franchise revenues in the Consolidated Statement of Operations. For traditional franchise operations prior to acquisition, the revenues are recorded as franchise royalties. Subsequent to the acquisitions, the revenues and related costs of revenues are recognized as direct revenues and cost of direct revenues in the Consolidated Statement of Operations. These acquisitions were accounted for under the purchase method of accounting.

On January 12, 2004 (the “closing date”), the Company completed the acquisition of one of its traditional franchise operations consisting of two offices in Texas for $1,800. At the closing date, the Company paid $1,443 in cash ($57 in net amounts owed to the Company by the franchisee were deducted from the cash payment). The remaining $300 will be paid in cash two years from the closing date. Of the total purchase price, $402 was allocated to goodwill. Additionally, $1,100 was allocated to amortizable intangible assets consisting of franchise rights ($610), client relationships ($370) and non-competition agreements ($120) with a weighted average amortization period of approximately five years. The Asset Purchase Agreement includes provisions for contingent payments for the three years subsequent to the closing date and is based upon performance targets related to increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the prior year. Pro forma information is not materially different from the Company’s consolidated results of operations for the three and six months ended March 28, 2004 and March 30, 2003.

During March and April of fiscal 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and purchased assets of a smaller licensed franchise in Texas consisting of one office, respectively. The combined purchase price was $3,763 ($3,720 for the Tennessee franchise and $43 for the Texas franchise). The Company recorded goodwill of $2,833 ($2,799 for the Tennessee franchise and $34 for the Texas franchise). In connection with the Tennessee acquisition, $1,840 of the purchase price was allocated to amortizable intangible assets consisting of franchise rights ($1,480), client relationships ($100) and non-competition agreement ($260)

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

(unaudited)

with a weighted average amortization period of approximately six years. The Stock Purchase Agreement for the Tennessee acquisition includes a provision for contingent payments for the two years subsequent to December 29, 2002. The contingent payments are based upon performance targets related to increases in the Tennessee offices’ EBITDA over the prior year. The Company was not required to make a payment for the twelve months ended December 28, 2003. Additionally, the Company is required to pay monthly royalties to the prior franchisee based upon revenues of a certain client of the Tennessee office for as long as Remedy services that client. The Company paid $177 and $494 in royalty payments which are included in selling and administrative expenses in the accompanying Consolidated Statements of Operations for the three and six months ended March 28, 2004, respectively.

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

Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of March 28, 2004 is approximately $33,772, of which $11,398 is recorded as current and $22,374 is recorded as non-current in the accompanying Consolidated Balance Sheets.

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of March 28, 2004, the Company has outstanding letters of credit of $21,911 and pledged cash and securities totaling $21,941. However, due to the renewal of the current year insurance policy and review of existing policies for prior years, effective April 2004, the Company is required to increase its letter of credit for its current policy year an additional $15,000 to collateralize its obligation and is allowed to reduce the letter of credit for prior policy years by $2,250. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. Accordingly, the Company has classified these pledged cash and securities as restricted in the accompanying Consolidated Balance Sheets.

The Company also has an aggregate $5,235 current liability recorded at March 28, 2004 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

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

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

(unaudited)

10.    Line of Credit

The Company executed a new credit facility dated February 4, 2004 with Bank of America, which replaced its existing credit agreement with Bank of America and Union Bank of California. The new credit facility provides for aggregate borrowings not to exceed $40,000 including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit is secured by certain assets of the Company. In addition, the Company is required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which is classified as restricted cash and investments in the accompanying Consolidated Balance Sheets. The credit agreement expires on June 1, 2005. The interest rate is at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or the London Inter Bank Offering Rate (“LIBOR”) plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and is paid monthly. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to comply with certain restrictive covenants, the most restrictive of which limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis. As of March 28, 2004, the Company was in compliance with all restrictive covenants. However, if the Company is not profitable in the remaining six months of the fiscal year, it could be out of compliance on a fiscal year-to-date basis.

The Company has no borrowings outstanding as of March 28, 2004 and September 28, 2003. The Company had outstanding letters of credit totaling $21,911 as of March 28, 2004 and September 28, 2003, as contractually required under the terms of its workers’ compensation insurance agreements as discussed above. Quarterly, the Company is required to pay 0.75% in interest on the first $16,000 of the outstanding letters of credit and 1.50% on the remaining $5,911.

11.    Office Closures

The Company’s strategic plan focuses on increasing the percentage of business it receives from higher margin service lines, increasing revenues through targeted sales force and distribution channel expansion, and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. Consequently, during the third quarter of fiscal 2003, the Company implemented plans to close or consolidate certain Company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities. During fiscal 2003, the Company recorded a $992 charge for costs in connection with these plans, including $689 related to contractual lease obligations and $303 for severance benefits, fixed asset disposals and other costs associated with these office closures. There were no additional charges related to the office closure plans for the six fiscal months ended March 28, 2004. At March 28, 2004, the remaining liability resulting from the charges in connection with this plan is $179, which is included in “Other Accrued Expenses,” and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2008. During the first six months of fiscal 2004, the Company closed two under performing Company-owned offices. The Company did not incur additional costs in connection with the fiscal 2004 closures, and accordingly no charges were recorded for the six months ended March 28, 2004.

12.    Restricted Stock Awards

At March 28, 2004, the Company has 580 shares of restricted Class A Common Stock issued and outstanding. During the first six months of fiscal 2004, the Leadership Development and Compensation Committee of the Board of Directors did not issue any additional shares of restricted Class A Common Stock (the “Restricted Stock”) under the Company’s 1996 Stock Incentive Plan. The Restricted Stock has no purchase price and cliff vests after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. At the time of issuance, unearned compensation is recorded as a component of shareholders’ equity and is based upon the fair market value of the Company’s Class A Common Stock on the respective grant dates. The unearned compensation is currently being amortized and charged to operations over the initial five-year vesting period. During the first quarter of fiscal 2004, 70 shares of previously issued Restricted Stock were forfeited. No shares were forfeited during the second quarter of fiscal 2004.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

(unaudited)

13.    Shareholders Equity

Comprehensive Loss

The components of comprehensive loss, net of taxes are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net loss	$(4,025)	$(2,812)	$(7,341)	$(4,783)
Other comprehensive loss:
Change in unrealized loss on investments	(9)	(80)	(64)	(172)
Translation adjustments	(10)	—	(1)	—

Total comprehensive loss	$(4,044)	$(2,892)	$(7,406)	$(4,955)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 28, 2004	September 28, 2003
Accumulated unrealized gain on investments	$49	$113
Translation adjustments	20	21

Total accumulated other comprehensive income	$69	$134

14.    Income Taxes

The income tax provision for the interim periods of fiscal year 2004 consists primarily of the Company’s state and foreign income tax obligations as compared with an income tax benefit provided for the interim periods presented for fiscal year 2003. The Company’s overall annual effective tax rate of (4.7%) for fiscal year 2004 differs from the statutory rate due to the current period valuation allowance against the deferred tax asset. The effective tax rate of 53.0% for fiscal year 2003 differs from the statutory rate due to the effect of Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

15.    New Accounting Standard

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities (“VIE”) must be consolidated in the financial statements of the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46-R requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. As revised, the provisions of FIN 46-R are to be applied no later than the end of the first reporting period that ends after March 15, 2004. The Company adopted FIN 46-R as of the beginning of the second quarter of fiscal 2004.

The Company has two forms of franchise arrangements, traditional and licensed and has determined that the franchise arrangements alone do not create a variable interest. However, the Company has provided limited financing to certain franchisees or licensees, which does create a potential variable interest relationship. Based on further analysis performed by the Company, management has determined that these franchisees or licensees are not VIEs. Accordingly, consolidation of these franchisees and licensees is not required.

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

Company Overview

RemedyTemp, Inc. is a national provider of clerical, light industrial, information technology and financial temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 35 states, District of Columbia, Puerto Rico and Canada through a network of 240 offices, of which 132 are Company-owned and 108 are independently-managed franchises.

Executive Summary

The staffing industry is large and fragmented and is economically sensitive resulting in an industry-wide decline in the past two years due to the slow economy. It is also a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. During the last twelve months, global economic conditions have continued to improve which has signaled a sustainable job-creating recovery. Additionally, the demand for temporary staffing has also started to grow as demonstrated by recent reports from the Bureau of Labor Statistics (the “BLS”) stating that America’s staffing companies employed 9.6% more workers in March 2004 than in the same period of 2003. According to the BLS, the staffing industry employment level in March 2004 experienced the tenth consecutive month of year-over-year improvements and the best rate of growth since April 2000. Historic trends in employment growth following a recession have been slowed, due in part to productivity gains and modest new job growth.

The increases in workers’ compensation costs the Company experienced in fiscal 2003 and the first six months of fiscal 2004 have been significant. However, the Company does not expect these increases to continue at such an exaggerated pace throughout the remaining six months of fiscal 2004. During the second quarter of fiscal 2004, the California legislature enacted sweeping reforms to its workers’ compensation laws. Although it is too early to determine the impact, the Company is optimistic the changes will have a positive effect on its profitability.

With long term positive prospects, the staffing industry has always been inherently difficult to forecast due to its dependence on economic factors and the strength of the labor market. However, the Company has developed a forecasting tool jointly with the A. Gary Anderson Center for Economic Research at Chapman University. The Quarterly Labor Forecast Report, which is based upon BLS and other economic factors, helps to predict total demand for temporary labor. The Company has been utilizing this tool for several years and has recently begun to publish the results on a quarterly basis.

RemedyTemp, Inc.

During fiscal 2003, the Company re-engineered its revenues and marketing strategies, taking advantage of its strong brand name and infrastructure, and positioned itself for profitable growth. The Company’s long-term growth strategies include:

•	Increasing the proportion of revenue from its Company-owned offices

•	Increasing the proportion of revenue generated from outside of California to mitigate rising state unemployment costs and workers’ compensation costs

•	Increasing Company-owned office revenues (“Company-owned office revenue” or “direct revenue”) in its higher margin clerical business to 35% of total revenues

•	Increasing direct hire revenue

•	Target small to midsize customers which typically generate higher margins

•	Double the number of sales representatives in the field in the next several years (referred to as the Company’s investment hire goal)

The Company has been focused on these long-term strategies beginning in late fiscal 2003 and throughout fiscal 2004 and has experienced results demonstrated by a year-over-year 9.8% increase in direct revenues, inclusive of acquisitions, from its Company-owned offices for the six months ended March 28, 2004, an increase to 56.8% from 54.9% in revenues generated outside of California, and an increase in its RemX® specialty staffing business to 4.5% of total revenue for the six months ended March 28, 2004 from 2.8% of total revenue for the same period of the prior year, and a 37.8% increase in sales representatives during the first six months of fiscal 2004.

Operations

The Company’s revenues are derived from Company-owned offices and independently-managed franchise offices. The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format.

Traditional Franchise

Under the Company’s traditional franchise agreements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7.0% of its gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins. In addition, franchisees that have renewed their franchise agreement could qualify for a discounted rate (ranging from 5.5% - 6.5%) based on gross billings. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office.

Licensed Franchise

Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60% - 70% of the office’s gross profit. However, the Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings; with the exception of (i) national accounts on which the Company’s fee is reduced to compensate for lower gross margins, and (ii) licensees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 6.0% - 7.0%) based on gross revenues. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

The table below sets forth the number of Company-owned, traditional and licensed franchise offices:

	March 28, 2004	March 30, 2003
Company-owned offices	132	140
Licensed franchise offices	98	111
Traditional franchise offices	10	14

Total offices	240	265

RemedyTemp, Inc.

In general, franchise offices opened from 1987 to 1990 are operated as traditional franchises, and independently-managed offices opened since 1990 are operated as licensed franchise offices. The Company moved from the traditional to the licensed franchise format to exercise more control over the collection and tracking of the receivables generated by the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. Accordingly, the number of traditional franchise offices is not anticipated to increase, except in certain circumstances when existing traditional franchisees open new franchise offices within their territory. The number of licensed franchise offices is expected to increase because new independently-managed offices will be opened in licensed franchise format and offices currently operated as traditional franchises may, depending upon various factors, convert to the licensed franchise format. If the number of traditional franchise offices is reduced, royalty revenues will likely decrease.

The Company opened 15 direct offices during the first six months of fiscal 2004 and closed two under performing offices. Ten of the new direct offices are located outside of California, which is consistent with the Company’s strategic plan and associated expansion efforts increasing the proportion of revenue generated from business outside of California to increase its national presence and mitigate the impact of rising unemployment insurance and workers’ compensation costs within California. Revenue generated in California decreased to 43.9% and 43.2% of total revenues for the three and six months ended March 28, 2004, respectively, as compared to 45.1% for the same periods in the prior year.

Results of Operations

For the Three Fiscal Months Ended March 28, 2004 Compared to the Three Fiscal Months Ended March 30, 2003

Revenue

	For the Three Months Ended		Favorable (Unfavorable)
	March 28, 2004	March 30, 2003	$ Change	% Change
Company-owned office revenues	$75,426	$73,300	$2,126	2.9%
Licensed franchise revenues	39,611	42,183	(2,572)	(6.1)%
Franchise royalties	348	346	2	0.6%
Initial franchise fees	—	6	(6)	(100.0)%

Total revenues	$115,385	$115,835	$(450)	(0.4)%

•	The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 65.4% of total revenues for the three fiscal months ended March 28, 2004 as compared to 63.3% for the same period of the prior year. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

•	The primary factor contributing to the increase in direct office revenues is the acquisition of two licensed franchises during the second and third quarters of fiscal 2003 and the acquisition of one traditional franchise during the second quarter of fiscal 2004 (see Note 8 to the Consolidated Financial Statements). In aggregate, these acquisitions generated $7,964 of direct revenues for the second quarter of fiscal 2004. The franchise acquired during the second quarter of fiscal 2003 generated $1,936 of direct revenues for the one month ended March 30, 2003. Additionally, revenue for the Company’s RemX® specialty staffing division increased $1,657 to $6,053 for the three fiscal months ended March 28, 2004 from $4,396 for the same period of the prior year; $724 of the increase in RemX® is attributable to the acquisition of the traditional franchise office during the second quarter of fiscal 2004 as noted above. Exclusive of the acquisitions, direct revenues decreased $3,902 due to the net loss of several clients as a result of the Company’s strategy of exiting certain unprofitable accounts.

•	The $2,572 decrease in the licensed franchise revenue is primarily due to the acquisition of franchise offices as noted above. The acquired licensed franchise offices combined generated $3,772 of licensed franchise revenue during the second quarter of fiscal 2003 and the traditional franchise acquired accounted for $75 of franchise royalties during the second quarter of fiscal 2003. Exclusive of these acquisitions, licensed franchise revenue increased $1,200 resulting from the addition of several new clients and increased revenue from existing clients.

RemedyTemp, Inc.

The following table summarizes the Company’s business mix as a percent of revenue:

	For the Three Months Ended
	March 28, 2004	March 30, 2003
Light Industrial	66.8%	65.6%
Clerical	27.6%	30.3%
RemX®	5.2%	3.8%

•	The slight increase in revenues generated from the light industrial sector during the second quarter of fiscal 2004 is primarily due to increased volume from existing clients, including a 32.4% increase in volume with the Company’s two largest light industrial clients. The increase was offset slightly by the loss of several smaller clients.

•	The increase in the revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

Cost of Revenues

	For the Three Months Ended		Favorable (Unfavorable)
	March 28, 2004	March 30, 2003	$ Change	% Change
Cost of Company-owned office revenues	$64,280	$64,777	$497	0.8%
Cost of licensed franchise revenues	31,833	33,605	1,772	5.3%

Total cost of revenues	$96,113	$98,382	$2,269	2.3%

•	Total cost of direct and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 83.3% for the second quarter of fiscal 2004 as compared to 84.9% for the same period in the prior year. The overall decrease in cost of revenues is due to the lower workers’ compensation costs, which were $6,003 for the three months ended March 28, 2004 as compared to $8,194 for the three months ended March 30, 2003. The prior year workers’ compensation expense included a $3,837 cumulative adjustment to the claims reserves resulting from the completion of an actuarial analysis in March 2003, which resulted in revised loss development factors for all claims incurred since April 2001. Exclusive of the $3,837 cumulative adjustment in the prior year, workers’ compensation expense increased $1,646 for the three months ended March 28, 2004 as compared to the same period in the prior year, due to rate adjustments resulting from the actuarial analysis performed in fiscal 2003.

•	The increase in gross margin was enhanced by a 16.4% increase in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position. Direct hire revenue was 1.2% of total revenue for the three months ended March 28, 2004 as compared to 1.0% for the same period in the prior year. The direct hire revenue increase was primarily attributable to the RemX® division.

Operating Expenses

	For the Three Months Ended		Favorable (Unfavorable)
	March 28, 2004	March 30, 2003	$ Change	% Change
Licensees’ share of gross profit	$5,327	$5,640	$313	5.5%
Selling and administrative expenses	16,634	16,369	(265)	(1.6)%
Depreciation and amortization	1,514	1,299	(215)	(16.6)%

Total operating expenses	$23,475	$23,308	$(167)	(0.7)%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The decrease in licensees’ share of gross profit is consistent with the decrease in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 68.5% for the three fiscal months ended

RemedyTemp, Inc.

March 28, 2004 as compared to 65.7% for the three fiscal months ended March 30, 2003 and primarily resulted from the increase in direct hire revenues as discussed above.

•	The following table summarizes the change in selling and administrative expenses for the three months ended March 28, 2004 as compared to the three months ended March 30, 2003:

	Consolidated Change	Tennessee Acquisition	RemX® Change	Other Offices
Colleague salary	$(1,310)	$(208)	$(628)	$(474)
Colleague payroll taxes	(318)	(19)	(101)	(198)
Royalty payments	(128)	(128)	—	—
Legal fees	(114)	—	—	(114)
Group insurance	(102)	(10)	(37)	(55)
Workers’ compensation	(93)	—	(21)	(72)
Bad debt expense	665	—	—	665
Capitalized software costs write-off	304	—	—	304
Profit sharing	317	(7)	(130)	454
Rent	223	(30)	(40)	293
Other SG&A	291	(107)	(248)	646

Net change	$(265)	$(509)	$(1,205)	$1,449

•	Selling and administrative expenses as a percentage of total revenues were 14.4% for the three fiscal months ended March 28, 2004 as compared to 14.1% for the same period in the prior year. The primary factor contributing to the net increase was a $1,310 increase in field operations colleague salaries due to the Company’s investment hire goal, expansion of the RemX® specialty staffing division and the franchise acquisitions as described in Note 8 to the Consolidated Financial Statements. The increase was offset by a $665 decrease in bad debt expense due to additional information management received during the second quarter regarding the bankruptcy status of one of its major customers during the first quarter of fiscal 2004.

•	The following table summarizes the increase in depreciation and amortization expense for the three months ended March 28, 2004 as compared to the three months ended March 30, 2003:

Consolidated Change
Write-off of fixed assets	$(179)
Amortization of licensed software agreement	(147)
Amortizable intangible assets due to acquisitions	(80)
Decrease due to fully amortized assets	191

Net change	$(215)

Loss from operations decreased $1,652 to an operating loss of $4,203 for the three fiscal months ended March 28, 2004 from an operating loss of $5,855 for the three fiscal months ended March 30, 2003. The primary reason for the Company’s improved operating loss is due to the increase in direct revenues in conjunction with a decrease in cost of direct revenues related to the lower workers’ compensation costs.

The Company’s interest expense decreased $110 during the second quarter of fiscal 2004 as compared to the same period in the prior year resulting from the decrease in the Company’s letters of credit contractually required under the terms of its workers’ compensation insurance agreements. The outstanding letters of credit decreased to $21,911 at March 28, 2004 from $28,528 at March 30, 2003.

An income tax provision of $203 was recorded in the second quarter of fiscal year 2004 consisting primarily of the Company’s state and foreign income tax obligations as compared with an income tax benefit of $2,752 for the second quarter of fiscal year 2003. The Company’s overall effective tax rate of (5.3%) for the second quarter of fiscal year 2004 differs from the statutory rate due to the current period valuation allowance against the deferred tax asset. The effective tax rate of 49.5% for the second quarter of fiscal year 2003 differs from the statutory rate due to the effect of Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

RemedyTemp, Inc.

The Company generated a net loss of $4,025 for the three months ended March 28, 2004 as compared to a net loss of $2,812 for the three fiscal months ended March 30, 2003.

For the Six Fiscal Months Ended March 28, 2004 Compared to the Six Fiscal Months Ended March 30, 2003

Revenue

	For the Six Months Ended		Favorable (Unfavorable)
	March 28, 2004	March 30, 2003	$ Change	% Change
Company-owned office revenues	$157,616	$143,568	$14,048	9.8%
Licensed franchise revenues	82,989	92,133	(9,144)	(9.9)%
Franchise royalties	775	916	(141)	(15.4)%
Initial franchise fees	16	12	4	33.3%

Total revenues	$241,396	$236,629	$4,767	2.0%

•	The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 65.3% of total revenues for the six fiscal months ended March 28, 2004 as compared to 60.7% for the same period of the prior year. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

•	The primary factor contributing to the increase in direct office revenues is the acquisition of two licensed franchises during the second and third quarters of fiscal 2003 and the acquisition of a traditional franchise during the second quarter of fiscal 2004. In aggregate the acquisitions accounted for $19,325 in revenue for the first six months of fiscal 2004. The franchise acquired during the second quarter of fiscal 2003 generated $1,936 of direct revenues for the one month ended March 30, 2003. Additionally, revenue for the Company’s RemX® specialty staffing division increased $4,217 to $10,929 for the six fiscal months ended March 28, 2004 from $6,712 for the same period of the prior year. $724 of the increase in RemX® is attributable to the acquisition of the traditional franchise office during the second quarter of fiscal 2004 as noted above. Ten of the 15 direct offices opened during fiscal 2004 were RemX® offices, contributing to the significant growth in the specialty staffing division. Exclusive of the acquisitions, direct revenues decreased $3,341 due to the net loss of several clients as a result of the Company’s strategy of exiting certain unprofitable accounts in addition to a major client filing for bankruptcy under chapter 11 of the U.S. Bankruptcy Code.

•	The decrease in licensed franchise revenue is primarily due to the acquisition of the licensed franchise offices as described above. The acquired licensed franchise offices combined generated $13,115 of licensed franchise revenue during the first six months of fiscal 2003. Exclusive of these acquisitions, licensed revenues increased $3,971 and resulted from the addition of several new clients and increased revenue from existing clients.

The following table summarizes the Company’s business mix as a percent of revenue:

	For the Six Months Ended
	March 28, 2004	March 30, 2003
Light Industrial	67.9%	67.6%
Clerical	27.3%	29.3%
RemX®	4.5%	2.8%

•	The slight increase in revenues generated from the light industrial sector during the second quarter of fiscal 2004 is primarily due to increased volume from existing clients. The decrease in the clerical sector is partially due to two of the clerical offices converting to RemX® offices during the first quarter of fiscal 2004. The aggregate revenue from the two offices that converted was $963 for the first six months of fiscal 2003.

•	The increase in the revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

RemedyTemp, Inc.

Cost of Revenues

	For the Six Months Ended		Favorable (Unfavorable)
	March 28, 2004	March 30, 2003	$ Change	% Change
Cost of Company-owned office revenues	$135,147	$122,558	$(12,589)	(10.3)%
Cost of licensed franchise revenues	66,487	73,492	7,005	9.5%

Total cost of revenues	$201,634	$196,050	$(5,584)	2.8%

•	Total cost of direct and licensed franchise revenues consists of wages and other expenses related to temporary associates. Total cost of direct and licensed franchise revenues as a percentage of revenues was 83.5% for the first six months of fiscal 2004 as compared to 82.9% for the same period in the prior year. The increase in cost of direct revenues was primarily related to a $2,511 increase in state unemployment insurance costs, which accounted for 1.3 percentage points of the 2.8 percentage point increase in cost of revenues. The Company believes that the sharp increase in state unemployment insurance costs will continue to increase in fiscal 2004, both within and outside of California. Additionally, the Company experienced an increase in workers’ compensation costs of $383 and $369 increase in general insurance, which is based upon a percentage of wages. The decrease in the gross margin is also attributable to continued pricing pressures experienced throughout the staffing industry. The 9.5% decrease in cost of licensed franchise revenues is consistent with the 9.9% decrease in licensed franchise revenues.

•	The decrease in gross margins was partially offset by an 17.1% increase in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position. The direct hire revenue increase was primarily attributable to the RemX® division and was 1.1% of consolidated revenues.

Operating Expenses

	For the Six Months Ended		Favorable (Unfavorable)
	March 28, 2004	March 30, 2003	$ Change	% Change
Licensees’ share of gross profit	$11,145	$12,361	$1,216	9.8%
Selling and administrative expenses	33,075	31,514	(1,561)	(5.0)%
Depreciation and amortization	3,262	2,508	(754)	(30.1)%

Total operating expenses	$47,482	$46,383	$(1,099)	(2.4)%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The decrease in licensees’ share of gross profit for the six fiscal months ended March 28, 2004 is consistent with the overall decrease in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit was 67.5 % for the six fiscal months ended March 28, 2004 as compared to 66.3% for the six fiscal months ended March 30, 2003.

RemedyTemp, Inc.

•	The following table summarizes the change in selling and administrative expenses for the six months ended March 28, 2004 as compared to the six months ended March 30, 2003:

	Consolidated Change	Tennessee Acquisition	RemX® Change	Other Offices
Colleague salary	$(1,914)	$(598)	$(957)	$(359)
Colleague payroll taxes	(357)	(45)	(135)	(177)
Royalty payments	(445)	(445)	—	—
Group insurance	(190)	(25)	(56)	(109)
Workers’ compensation	(204)	(8)	(37)	(159)
Rent	408	(76)	(70)	554
Capitalized software costs write-off	366	—	—	366
Profit sharing	226	(33)	(315)	574
Bad debt expense	143	—	—	143
Other SG&A	406	(162)	(492)	1,060

Net change	$(1,561)	$(1,392)	$(2,062)	$1,893

•	Selling and administrative expenses as a percentage of total revenues were 13.7% for the six fiscal months ended March 28, 2004 as compared to 13.3% for the same period in the prior year. The primary factor contributing to the net increase was a $1,914 increase in field operations colleague salaries due to the Company’s investment hire goal, expansion of the RemX® specialty staffing division and the franchise acquisitions as described in Note 8 to the Consolidated Financial Statements. The increase in selling and administrative expenses was offset by a $408 decrease in rent expense due to the offices the Company closed during fiscal 2003.

•	The following table summarizes the increase in depreciation and amortization expense for the six months ended March 28, 2004 as compared to the six months ended March 30, 2003:

Consolidated Change
Change in estimated useful life of capitalized software	$(507)
Amortizable intangible assets due to acquisitions	(207)
Write-off of fixed assets	(179)
Amortization of licensed software agreement	(147)
Decrease due to fully amortized assets	286

Net change	$(754)

Loss from operations increased $1,916 to an operating loss of $7,720 for the six fiscal months ended March 28, 2004 from an operating loss of $5,804 for the six fiscal months ended March 30, 2003 due to the factors described above, which included significant increases in state unemployment insurance, an increase in selling and administrative expenses and increased depreciation and amortization expense.

The Company incurred a loss (before cumulative effect of adoption of a new accounting standard) of $7,341 for the six fiscal months ended March 28, 2004 as compared to a loss of $2,362 for the six fiscal months ended March 30, 2003.

An income tax provision of $327 was recorded in the first six months of fiscal year 2004 consisting primarily of the Company’s state and foreign income tax obligations as compared with an income tax benefit of $2,663 for the first six months of fiscal year 2003. The Company’s overall annual effective tax rate of (4.7%) for fiscal year 2004 differs from the statutory rate due to the current period valuation allowance against the deferred tax asset. The effective tax rate of 53.0% for fiscal year 2003 differs from the statutory rate due to the effect of Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

The cumulative effect of adoption of a new accounting standard of $2,421 (net of tax of $1,634) for the six fiscal months ended March 30, 2003 represents the goodwill impairment charge resulting from the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, effective the beginning of fiscal 2003, as discussed in Note 5 to the Consolidated Financial Statements.

RemedyTemp, Inc.

The Company generated a net loss of $7,341 for the six months ended March 28, 2004 as compared to a net loss of $4,783 for the six fiscal months ended March 30, 2003.

Liquidity and Capital Resources

The Company’s balance sheet remains strong with $54,388 in cash and investments as of March 28, 2004 (including restricted cash and investments discussed below), and it continues to be debt free. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs, direct office openings, capital expenditures (including management information systems initiatives) and franchise acquisitions. Beginning in the third quarter of fiscal 2003, the Company collateralized $21,615 of its workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit. During the second quarter of fiscal 2004, the Company used $16,000 in cash to collateralize its $40,000 line of credit as required by its new credit facility, as discussed below and in Note 10 to the Consolidated Financial Statements. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized below:

	For the Six Months Ended
Cash provided by (used in)	March 28, 2004	March 30, 2003
Operating activities	$2,904	$10,200
Investing activities	(2,789)	(8,305)
Financing activities	65	53
Effect of exchange rate on cash	(1)	—

Net increase in cash and cash equivalents	179	1,948
Cash and cash equivalents at beginning of period	13,236	26,101

Cash and cash equivalents at end of period	$13,415	$28,049

•	Cash flows from operating activities, compared to the preceding year, were impacted by reduced operating margins, the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments and realization of net tax benefits. Cash flows from operations were also impacted by the timing of the Company’s workers’ compensation claims payments. While the Company records its liability for open claims based upon the ultimate cost of the claims, the cash outflow for those recorded claims cost occurs over time.

•	Cash used in investing activities is primarily related to the Company’s investment portfolio, which includes highly rated debt securities with maturities ranging from three months to three years. Net cash inflows related to available-for-sale investments were $15,666 during the first six months of fiscal 2004 as compared to $3,277 of net cash outflows in the corresponding prior year period. Cash used for purchases of fixed assets, including information systems development costs, was $686 for the six fiscal months ended March 28, 2004 and $1,242 for six fiscal months ended March 30, 2003. The Company continues to invest in computer-based technologies and direct office openings and anticipates approximately $2,000 in related capital expenditures for the remaining six months of fiscal 2004.

•	Cash provided by financing activities is primarily a result of shares of the Company’s Class A Common Stock issued in accordance with the Employee Stock Purchase Plan.

Cash and cash equivalents decreased $14,634 from the prior year as a result of the Company’s collateralization of its workers’ compensation liability via restricted cash and investments commencing in the third quarter of fiscal 2003. See additional discussion below regarding collateralization of the worker’s compensation liability.

As discussed in Note 9 to the Consolidated Financial Statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts as of March 28, 2004 is approximately $33,772 of which $11,398 is recorded as current and

RemedyTemp, Inc.

$22,374 is recorded as non-current in the Consolidated Balance Sheets. The Company also has an aggregate $5,235 current liability recorded at March 28, 2004 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $21,911 as of March 28, 2004 and September 28, 2003. However, due to the renewal of the current year insurance policy and review of existing policies for prior years, effective April 2004, the Company is required to increase its letters of credit for its current policy year an additional $15,000 to collateralize its obligation and is allowed to reduce the letter of credit for prior policy years by $2,250. Quarterly, the Company is required to pay 0.75% in interest on the first $16,000 of the outstanding letters of credit and 1.50% on the remaining $5,911.

The Company executed a new credit facility dated February 4, 2004 with Bank of America, which replaced its existing credit agreement with Bank of America and Union Bank of California. The new credit facility provides for aggregate borrowings not to exceed $40,000, including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit is secured by certain assets of the Company. In addition, the Company is required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which is classified as restricted cash and investments in the accompanying Consolidated Balance Sheets. The credit agreement expires on June 1, 2005. The interest rate is at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and is paid monthly. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to comply with certain restrictive covenants, the most restrictive of which limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis. As of March 28, 2004, the Company was in compliance with all restrictive covenants. However, if the Company is not profitable in the remaining six months of the fiscal year, it could be out of compliance on a fiscal year-to-date basis.

The Company has no borrowings outstanding as of March 28, 2004 and September 28, 2003.

The following table summarizes the letters of credit and pledged cash and securities at March 28, 2004 and September 28, 2003:

	March 28, 2004	September 28, 2003
Pledged cash and securities	$21,941	$21,615
Collateralized cash related to bank agreement	16,000	—

Total restricted cash and investments	$37,941	$21,615

Letters of credit	$21,911	$21,911

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

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue. Given the preliminary stage of this matter, no amount has been accrued as of March 28, 2004. The EDD audit is ongoing at March 28,204.

RemedyTemp, Inc.

From time to time, the Company may selectively purchase licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions. It continues to expand its RemX® specialty staffing division into both new and existing markets which may have an impact on future liquidity. The Company anticipates capital expenditures related to its expansion efforts during the remaining six months of fiscal 2004 to be less than $500.

The Company may continue evaluating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

Contractual Obligations

The Company has no significant contractual obligations not fully recorded in the Consolidated Balance Sheets or fully disclosed in the Notes to the Consolidated Financial Statements. The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

As of March 28, 2004, the Company’s contractual obligations included:

	Contractual Obligations Payment Due by Period
	Total	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter
Operating Leases	$17,404	$3,059	$7,319	$4,345	$2,681
Workers’ Compensation*	39,007	10,711	9,772	9,747	8,777

Total	$56,411	$13,770	$17,091	$14,092	$11,458

*	Estimated obligation based upon actuarial analysis

The Company believes that its current and expected levels of working capital of $36,460 and line of credit are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. The Company would pursue other sources of capital, should it be necessary.

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

Revenue Recognition – The Company generates revenue from the sale of temporary staffing and direct hire placements by its Company-owned and licensed franchise operations and from royalties on revenues of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Direct hire revenues are recognized when the direct hire candidate begins full-time employment.

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

Accounts Receivable – Remedy provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its customers to make required payments. This allowance is based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its customers’ financial strength and any other known factors impacting collectibility. If the financial condition of its customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Remedy’s estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas, the fact that no single customer accounts for 10% or more of its net revenues and its continuing credit evaluation of its customers’ financial conditions.

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

Goodwill and Other Intangible Assets – Effective the first quarter of fiscal 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually or if events or circumstances change that may reduce the fair value of the reporting unit below its book value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In connection with the initial impairment test upon adoption, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value (see Note 5 to the Consolidated Financial Statements). This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s Consolidated Statements of Operations for the six fiscal months ended March 30, 2003.

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

RemedyTemp, Inc.

valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, and the Company’s recent cumulative losses, management concluded that a full valuation allowance was appropriate during the fourth quarter of fiscal 2003 and for the first six months of fiscal 2004. While the Company hopes to be profitable in fiscal 2004 and beyond, in view of the recent losses there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets the Company determines a lesser allowance is required it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

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

Evaluation of Disclosure Controls and Procedures

As of March 28, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal controls over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RemedyTemp, Inc.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

Class Action

On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., Remedy Intelligent Staffing, Inc., Remedy Temporary Services, Inc., Karin Somogyi, Paul W. Mikos, and Greg Palmer. The Complaint purports to be a class action brought by the individual plaintiffs on behalf of all of the Company’s franchisees. The Complaint alleges claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, an accounting, unfair and deceptive practices, restitution and equitable relief. On or about December 3, 2002, plaintiffs filed an Amended Complaint alleging these same causes of action, but adding additional facts to the Complaint particularly with respect to the Company’s workers’ compensation program and adding claims regarding unfair competition on behalf of the general public in addition to their existing class action claim. The plaintiffs claim that Remedy wrongfully induced its franchisees into signing franchise agreements and took other action that caused the franchisees damage.

The Company believes that plaintiffs’ claims fall within the arbitration clause contained in the franchise agreements signed by plaintiffs. As a result, immediately after plaintiffs filed suit, the Company filed arbitration demands against plaintiffs with the American Arbitration Association. On or about April 1, 2003, the Company amended its arbitration demands to add claims against plaintiffs relating to workers’ compensation.

The Company denies and continues to deny the allegations in the Complaint. There has been no finding of wrongdoing by the Company. Nevertheless, to avoid costly, disruptive, and time-consuming litigation, and without admitting any wrongdoing or liability, the Company negotiated and agreed to a settlement with plaintiffs and stipulated to the certification of a settlement class comprised of all individuals or entities that entered into a Franchise Agreement (including renewals or amendments thereof) with RemedyTemp., Inc. and/or Remedy Intelligent Staffing, Inc. anytime prior to March 29, 2004.

On April 6, 2004, the Court preliminarily approved the parties’ settlement agreement and conditionally certified the Settlement Class. All discovery and other proceedings in this action are stayed until further order of this Court, except as may be necessary to implement the Settlement Agreement. A hearing on final approval of the settlement is set forth for September 9, 2004.

CIGA

In early 2002, the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy’s employees as a result of the liquidation of Remedy’s former carrier, Reliance National Insurance Company (“Reliance”). At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. Remedy initiated legal proceedings against CIGA in both Superior Court for the State of California, County of Los Angeles and the California Workers’ Compensation Appeals Board (“WCAB”) on February 15, 2002 and February 26, 2002, respectively. On April 5, 2002, the WCAB granted Remedy’s motion and consolidated the various workers’ compensation claims in which CIGA tried to join Remedy’s Customers. The WCAB also granted Remedy’s motion to stay CIGA’s efforts to join Remedy’s Customers in those claims. The WCAB selected a single test case from the consolidated pending cases to review and decide on the legal issues involved (i.e., whether it is proper for CIGA to join Remedy’s Customers in the pending claims). The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA and dismissed it from the lawsuit, thus allowing the pending workers’ compensation matters to proceed against the Company’s Customers and their insurance carriers. Remedy then filed a motion for reconsideration of the decision by the WCAB Administrative Law Judge to the entire WCAB. On March 28, 2003, the entire WCAB affirmed the ruling of the Administrative Law Judge and as a result, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal in May 2003. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding is concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision; the Court will hear the matter on June 11, 2004 and a decision is expected within 90 days thereof.

RemedyTemp, Inc.

Despite the Company’s determination to pursue the review process, there can be no assurance that the current proceeding will be successful, that further review will be granted, or that the Company will ultimately succeed in the overturning the WCAB decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of its other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the clients’ insurance carriers’ obligation to pay for the claims, the exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the clients’ insurance coverage. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients and the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates incurred losses, as of September 28, 2003, for the claims in question amount to $38,700. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company cautions that: (i) it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the clients’ insurance costs; and (ii) it expects to ultimately prevail in this matter and that it will suffer no loss.

Other Litigation

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

Other Contingency

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue. Given the preliminary stage of this matter, no amount has been accrued as of March 28, 2004. The EDD audit is ongoing as of March 28, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 25, 2004, the Company held its Annual Meeting of Shareholders (“the Annual Meeting”). The Company’s shareholders voted in favor of the matters voted upon at the Annual Meeting according to the following vote tabulations:

Proposal: Election of Directors.

	For	Against or Withheld	Abstentions and Broker Non-Votes
William D. Cvengros	7,519,287	927,317	—
James L. Doti	8,445,082	1,522	—
Robert A. Elliott	7,519,287	927,317	—
Mary George	8,445,082	1,522	—
J. Michael Hagan	8,445,082	1,522	—
Robert E. McDonough, Sr.	8,445,082	1,522	—
Paul W. Mikos	8,445,082	1,522	—
Greg D. Palmer	8,444,882	1,722	—
John B. Zaepfel	7,519,287	927,317	—

RemedyTemp, Inc.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (i)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	*Alan M. Purdy Change in Control Severance Agreement (h)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (g)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.32	*Monty Houdeshell Change in Control Severance Agreement (p)

10.33	*Shawn Mohr Severance Agreement (p)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker – Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.

RemedyTemp, Inc.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 28, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).
(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.
(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.
(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.

(b)    Reports on Form 8-K.

The Company filed a current Report on Form 8-K on the following:

On February 5, 2004 in connection with the issuance of its press release announcing the financial results for the first fiscal quarter ended December 28, 2003.

RemedyTemp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.
May 12, 2004	/s/ GREG PALMER
Greg Palmer, President and Chief
Executive Officer
May 12, 2004	/s/ MONTY A. HOUDESHELL
Monty A. Houdeshell, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
May 12, 2004	/s/ JOHN D. SWANCOAT
John D. Swancoat, Controller
(Principal Accounting Officer)