Form 10-Q
period 2004-06-27
REMEDYTEMP INC
filed 2004-08-09
CIK 1013467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-5260

REMEDYTEMP, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	95-2890471
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Enterprise Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 5, 2004 there were 8,768,871 of Class A Common Stock and 800,312 shares of Class B Common Stock outstanding.

*	No information provided due to inapplicability of item.

Remedy Temp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	(unaudited) June 27, 2004	September 28, 2003

ASSETS
Current assets:
Cash and cash equivalents	$5,064	$13,236
Investments	4,820	15,730
Restricted investments	3,123	2,654
Accounts receivable, net of allowance for doubtful accounts of $2,639 and $2,627, respectively	54,983	60,594
Prepaid expenses and other current assets	8,557	6,679
Deferred and current income taxes	643	330

Total current assets	77,190	99,223
Fixed assets, net	9,780	12,337
Restricted cash and investments	37,931	21,615
Other assets	394	1,334
Intangible assets, net of accumulated amortization of $563 and $219, respectively	2,411	1,655
Goodwill	3,403	3,030

Total Assets	$131,109	$139,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,761	$4,790
Accrued workers’ compensation, current portion (Note 10)	17,509	15,263
Accrued payroll, benefits and related costs	16,338	17,530
Accrued licensees’ share of gross profit	2,138	2,231
Other accrued expenses	3,611	3,335

Total current liabilities	41,357	43,149
Accrued workers’ compensation, non-current portion (Note 10)	22,681	20,681

Total liabilities	64,038	63,830

Commitments and contingent liabilities (Note 2)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,769 shares issued and outstanding at June 27, 2004 and September 28, 2003	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 800 and 894 shares issued and outstanding at June 27, 2004 and September 28, 2003, respectively	8	9
Additional paid-in capital	41,450	42,674
Unearned compensation	(4,076)	(6,031)
Accumulated other comprehensive (loss) income	(240)	134
Retained earnings	29,841	38,490

Total shareholders’ equity	67,071	75,364

Total Liabilities and Shareholders’ Equity	$131,109	$139,194

See accompanying notes to consolidated financial statements.

Remedy Temp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Company-owned office revenues	$85,537	$74,135	$243,153	$217,703
Licensed franchise revenues	43,378	44,361	126,367	136,494
Franchise royalties	335	337	1,110	1,253
Initial franchise fees	—	5	16	17

Total revenues	129,250	118,838	370,646	355,467
Cost of Company-owned office revenues	70,867	62,122	206,014	184,680
Cost of licensed franchise revenues	34,605	35,279	101,092	108,771
Licensees’ share of gross profit	5,900	6,002	17,044	18,363
Selling and administrative expenses	18,115	16,327	51,191	47,841
Depreciation and amortization	1,253	1,547	4,515	4,052

Loss from operations	(1,490)	(2,439)	(9,210)	(8,240)
Other income (expense):
Interest expense	(102)	(97)	(308)	(294)
Interest income	244	232	781	831
Other, net	146	158	521	532

Loss before income taxes	(1,202)	(2,146)	(8,216)	(7,171)
Provision for (benefit from) income taxes	106	(1,711)	433	(4,374)

Loss before cumulative effect of adoption of a new accounting standard	(1,308)	(435)	(8,649)	(2,797)
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634	—	—	—	(2,421)

Net loss	$(1,308)	$(435)	$(8,649)	$(5,218)

Earnings per share – basic and diluted:

Loss before cumulative effect of adoption of a new accounting standard	$(0.14)	$(0.05)	$(0.96)	$(0.31)
Cumulative effect of adoption of a new accounting standard, net of incomes taxes	—	—	—	(0.27)

Net loss – basic and diluted	$(0.14)	$(0.05)	$(0.96)	$(0.58)

Weighted average shares:

Basic and diluted	9,024	9,048	9,021	9,042

See accompanying notes to consolidated financial statements.

Remedy Temp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net loss	$(8,649)	$(5,218)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	2,421
Depreciation and amortization	4,515	4,052
Provision for losses on accounts receivable	720	1,142
Restricted stock compensation expense	609	935
Changes in assets and liabilities:
Trading investments	(469)	(634)
Accounts receivable	4,897	5,092
Prepaid expenses and other current assets	(2,172)	890
Other assets	940	333
Accounts payable	(3,059)	3,035
Accrued workers’ compensation	4,245	4,458
Accrued payroll, benefits and related costs	(1,192)	786
Accrued licensees’ share of gross profit	(94)	(733)
Other accrued expenses	270	(887)
Prepaid income taxes	(314)	(5,049)

Net cash provided by operating activities	247	10,623

Cash flows from investing activities:
Purchase of fixed assets	(1,321)	(2,108)
Purchase of available-for-sale investments	(430)	(23,959)
Proceeds from maturity of available-for-sale investments	10,999	15,000
Restricted cash and investments	(16,316)	(6,929)
Acquisition of franchises	(1,443)	(3,828)

Net cash used in investing activities	(8,511)	(21,824)

Cash flows from financing activities:
Proceeds from stock option activity	8	—
Proceeds from Employee Stock Purchase Plan activity	113	112

Net cash provided by financing activities	121	112

Effect of exchange rate changes in cash	(29)	—

Net decrease in cash and cash equivalents	(8,172)	(11,089)
Cash and cash equivalents at beginning of period	13,236	26,101

Cash and cash equivalents at end of period	$5,064	$15,012

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

1. Basis of Presentation

The Consolidated Financial Statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 27, 2004, and its results of operations and cash flows for the thirty-nine weeks ended June 27, 2004 and June 29, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual Consolidated Financial Statements and, accordingly, should be read in conjunction with the Consolidated Financial Statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2003 for the year ended September 28, 2003. The results of operations for the nine fiscal months ended June 27, 2004 may not be indicative of the results of operations that can be expected for the full year.

Fiscal quarter

The Company’s fiscal quarters include 13 or 14 weeks. The third fiscal quarter of fiscal 2004 and 2003 included 13 weeks. The fourth fiscal quarter of fiscal 2004 includes 14 weeks and will end October 3, 2004.

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

The Company denies and continues to deny the allegations in the Complaint. There has been no finding of wrongdoing by the Company. Nevertheless, to avoid costly, disruptive, and time-consuming litigation, and without admitting any wrongdoing or liability, the Company negotiated and agreed to a settlement with plaintiffs and stipulated to the certification of a settlement class comprised of all individuals or entities that entered into a Franchise Agreement (including renewals or amendments thereof) with RemedyTemp, Inc. and/or Remedy Intelligent Staffing, Inc. anytime prior to March 29, 2004.

On April 6, 2004, the Court preliminarily approved the parties’ settlement agreement and conditionally certified the Settlement Class. All discovery and other proceedings in this action are stayed, except as may be necessary to implement the Settlement Agreement. A hearing on final approval of the settlement is set for September 9, 2004. As of June 27, 2004, the maximum exposure is deemed immaterial to the Company’s Consolidated Financial Statements.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

CIGA

In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Customers, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Customers. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Customers. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB, en banc, affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding is concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision; the Court heard oral argument in the matter on July 9, 2004 and a decision is pending.

Despite the Company’s determination to pursue the review process, there can be no assurance that the current proceeding will be successful, that further judicial review will be granted in the event of an adverse result, or that the Company will ultimately succeed in overturning the WCAB’s decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the clients’ insurance coverage, including the clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients or the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates that incurred losses, as of June 27, 2004, for the claims in question amount to at least $40,000. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate, since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company (i) cautions that it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the clients’ insurance costs; and (ii) expects to ultimately prevail in this matter and that it will suffer no loss.

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

Other Contingency

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue. Given the preliminary stage of this matter, no amount has been accrued as of June 27, 2004. The EDD audit is ongoing as of June 27, 2004.

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

Potential common shares (including applicable outstanding options, restricted shares and shares in trust of 1,293 and 1,404 for the three fiscal months ended June 27, 2004 and June 29, 2003, and 1,298 and 1,197, for the nine fiscal months then ended, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

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

The following table illustrates the effect on net loss and net loss per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net loss, as reported	$(1,308)	$(435)	$(8,649)	$(5,218)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(121)	(110)	(354)	(314)

Net loss, as adjusted	$(1,429)	$(545)	$(9,003)	$(5,532)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.05)	$(0.96)	$(0.58)
As adjusted	$(0.16)	$(0.06)	$(1.00)	$(0.61)

The tax benefit related to the options granted during fiscal 2004 and 2003 would generally be recorded at the Company’s federal and state statutory rate of approximately 40%. However, due to the full valuation allowance on the deferred tax assets, as discussed in Note 15, any expense related to stock options would result in a net zero tax effect.

In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company’s stock price. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over their respective vesting periods.

5. Cumulative Effect of Adoption of a New Accounting Standard

Effective September 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually. Intangible assets with finite lives continue to be amortized over their estimated useful lives. The impairment test for goodwill is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

In accordance with SFAS No. 142, the Company performed the two-step goodwill impairment test process and obtained assistance from a third-party in performing the valuations of its individual reporting units. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, during the first quarter of fiscal 2003 the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s Consolidated Statements of Operations for the nine fiscal months ended June 29, 2003.

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

In accordance with SFAS No. 142, no amortization of goodwill was recorded for the nine fiscal months ended June 27, 2004 and June 29, 2003.

6. Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of commercial paper, fixed income securities and other mutual funds classified as available-for-sale and total $20,051 (of which $15,231 is included in restricted cash and investments) and $30,345 (of which $14,615 is included in restricted cash and investments) at June 27, 2004 and September 28, 2003, respectively. The Company’s portfolio of fixed income securities have various maturity dates throughout fiscal 2007. Unrealized gains and losses from available-for-sale securities are included in accumulated other comprehensive income within shareholders’ equity. The net unrealized losses for available-for-sale securities, net of tax, were $277 and $341 for the three and nine months ended June 27, 2004, respectively. The net unrealized losses for available-for-sale securities, net of tax, were $57 and $229 for the three and nine months ended June 29, 2003, respectively. The net realized losses related to the Company’s available-for-sale securities were immaterial for the three and nine month periods ended June 27, 2004 and June 29, 2003.

Investments related to the Company’s deferred compensation program are classified as trading and total $3,123 and $2,654 at June 27, 2004 and September 28, 2003, respectively. The deferred compensation investments are included in current restricted investments in the Company’s Consolidated Balance Sheets at June 27, 2004 and September 28, 2003. Net unrealized gains for trading securities were $31 and $256 for the three and nine months ended June 27, 2004, respectively, and $158 and $306 for the three and nine months ended June 29, 2003, respectively. Net realized gains (losses) for trading securities were $1 and $14 for the three and nine months ended June 27, 2004, respectively, and $1 and ($118) for the three and nine months ended June 29, 2003, respectively. All investments are carried at fair value. The following table presents the classification of the Company’s investments:

	June 27, 2004	September 28, 2003
Current
Available-for-sale securities	$4,820	$15,730
Current Restricted
Trading securities	3,123	2,654

Total current investments	$7,943	$18,384

Long-term Restricted
Cash	$6,700	$7,000
Certificate of deposit	16,000	—
Available-for-sale securities	15,231	14,615

Total long-term cash and investments	$37,931	$21,615

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

7. Goodwill and Other Intangible Assets

Goodwill increased $373 on a net basis at June 27, 2004 as compared to September 28, 2003 resulting from the acquisition of a traditional franchise operation during the second quarter of fiscal 2004 (see Note 9). The change in goodwill at September, 28, 2003 as compared to the beginning of fiscal 2003, resulted from a goodwill impairment charge of $4,086 (see Note 5) and the purchase of two licensed franchise operations during the second and third quarters of fiscal 2003.

The following table summarizes the activity in goodwill:

	June 27, 2004	September 28, 2003
Beginning of year	$3,030	$4,283
Additions	402	2,833
Impairment	—	(4,086)
Other adjustments	(29)	—

End of period	$3,403	$3,030

Other intangible assets with finite lives include franchise rights, client relationships and non-competition agreements and are amortized on a straight-line basis. The weighted average amortization period is 6.3 years for franchise rights; 3.5 years for client relationships; and 5.0 years for non-competition agreements. Amortization expense related to other intangible assets was $136 and $152 for the three fiscal months ended June 27, 2004 and June 29, 2003, respectively, and $344 and $207 for the nine fiscal months ended June 27, 2004 and June 29, 2003, respectively.

The following table presents the details of the Company’s other intangible assets that are subject to amortization:

	June 27, 2004	September 28, 2003
Franchise rights	$2,090	$1,480
Client relationships	470	100
Non-competition agreements	414	294

	2,974	1,874
Less accumulated amortization	(563)	(219)

Total	$2,411	$1,655

At June 27, 2004, $136 of the unamortized balance of intangible assets is expected to be amortized in the remaining three months of fiscal 2004; and $544, $542, $494, $380, $241 and $74 in fiscal years 2005 through 2009 and thereafter, respectively.

8. Capitalized Software Costs

During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage revenues and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and the Company’s offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in additional amortization expense of $507 during the first quarter of fiscal 2004. The additional amortization expense is included in depreciation and amortization expense for the nine months ended June 27, 2004 in the accompanying Consolidated Statements of Operations.

9. Purchase of Franchised Operations

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

On January 12, 2004 (the “closing date”), the Company completed the acquisition of one of its traditional franchise operations consisting of two offices in Texas for $1,800. At the closing date, the Company paid $1,443 in cash ($57 in net amounts owed to the Company by the franchisee were deducted from the cash payment). The remaining $300 will be paid in cash two years from the closing date. Of the total purchase price, $402 was allocated to goodwill. Additionally, $1,100 was allocated to amortizable intangible assets consisting of franchise rights ($610), client relationships ($370) and non-competition agreements ($120) and is being amortized over the estimated useful lives of 6.5 years, 3.5 years, and 5.0 years, respectively. The Asset Purchase Agreement includes provisions for contingent payments for the three years subsequent to the closing date and is based upon performance targets related to increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the prior year.

During March and April of fiscal 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and purchased assets of a smaller licensed franchise in Texas consisting of one office, respectively. The combined purchase price was $3,763 ($3,720 for the Tennessee franchise and $43 for the Texas franchise). The Company recorded goodwill of $2,833 ($2,799 for the Tennessee franchise and $34 for the Texas franchise). In connection with the Tennessee acquisition, $1,840 of the purchase price was allocated to amortizable intangible assets consisting of franchise rights ($1,480), client relationships ($100) and non-competition agreement ($260) and is being amortized over the estimated useful lives of 6.2 years, 3.5 years, and 5.0 years, respectively. The Stock Purchase Agreement for the Tennessee acquisition includes a provision for contingent payments for the two years subsequent to December 29, 2002. The contingent payments are based upon performance targets related to increases in the Tennessee offices’ EBITDA over the prior year. The Company was not required to make a payment for the twelve months ended December 28, 2003. Additionally, the Company is required to pay monthly royalties to the prior franchisee based upon revenues of a certain client of the Tennessee office for as long as Remedy services that client. The Company paid $145 and $639 in royalty payments which are included in selling and administrative expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended June 27, 2004, respectively.

10. Workers’ Compensation

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

Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of June 27, 2004 is approximately $34,930, of which $12,249 is recorded as current and $22,681 is recorded as non-current in the accompanying Consolidated Balance Sheets.

The Company also has an aggregate $5,260 current liability recorded at June 27, 2004 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of June 27, 2004, the Company has outstanding letters of credit of $34,661 and pledged cash and securities totaling $21,931. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. Accordingly, the Company has classified these pledged cash and securities as restricted in the accompanying Consolidated Balance Sheets.

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

11. Line of Credit

The Company executed a new credit facility dated February 4, 2004 with Bank of America, which replaced its existing credit agreement with Bank of America and Union Bank of California. The new credit facility provides for aggregate borrowings not to exceed $40,000 including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit is collateralized by certain assets of the Company. In addition, the Company is required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which is classified as restricted cash and investments in the accompanying Consolidated Balance Sheets. The credit agreement expires on June 1, 2005. The interest rate is at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or the London Inter Bank Offering Rate (“LIBOR”) plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and is paid monthly. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to comply with certain restrictive covenants, the most restrictive of which limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis. As of June 27, 2004, the Company was in compliance with all restrictive covenants. However, if the Company is not profitable in the remaining three months of the current fiscal year, it could be out of compliance on a full fiscal year-to-date basis, in which case the Company would attempt to negotiate a waiver with the Bank of America.

The Company has no borrowings outstanding as of June 27, 2004 and September 28, 2003. The Company had outstanding letters of credit totaling $34,661 and $21,911 as of June 27, 2004 and September 28, 2003, respectively, as contractually required under the terms of its workers’ compensation insurance agreements as discussed above. Quarterly, the Company is required to pay 0.75% in interest on the first $16,000 of the outstanding letters of credit and 1.50% on the remaining $18,661.

12. Office Closures

The Company’s strategic plan focuses on increasing the percentage of business it receives from higher margin service lines, increasing revenues through targeted sales force and distribution channel expansion, and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. Consequently, during the third quarter of fiscal 2003, the Company implemented plans to close or consolidate certain Company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities. During the third quarter of fiscal 2003, the Company recorded a $534 charge for costs in connection with these plans, including $406 related to contractual lease obligations

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

and $128 for severance benefits, fixed asset disposals and other costs associated with these office closures. The $534 charge is included in selling and administrative expenses in the Company’s Consolidated Statements of Operations for the three and nine months ended June 29, 2003. There were additional charges of $458 related to the office closures during the fourth quarter of fiscal 2003. There were no charges related to the office closure plans for the three and nine fiscal months ended June 27, 2004. At June 27, 2004 and September 28, 2003, the remaining liability resulting from the charges in connection with this plan was $107 and $464, respectively, which is included in “Other Accrued Expenses,” in the accompanying Consolidated Balance Sheets, and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2008. During the first nine months of fiscal 2004, the Company closed four under performing Company-owned offices. The Company did not incur additional costs in connection with the fiscal 2004 closures and accordingly no charges were recorded for the three and nine months ended June 27, 2004.

13. Restricted Stock Awards

At June 27, 2004, the Company had 545 shares of restricted Class A Common Stock issued and outstanding. During the first nine months of fiscal 2004, the Leadership Development and Compensation Committee of the Board of Directors did not issue any additional shares of restricted Class A Common Stock (the “Restricted Stock”) under the Company’s 1996 Stock Incentive Plan. The Restricted Stock has no purchase price and cliff vests after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. At the time of issuance, unearned compensation is recorded as a component of shareholders’ equity and is based upon the fair market value of the Company’s Class A Common Stock on the respective grant dates. The unearned compensation is currently being amortized and charged to operations over the initial five-year vesting period. During the first and third quarters of fiscal 2004, 70 and 35 shares, respectively, of previously issued Restricted Stock were forfeited.

14. Shareholders Equity

Comprehensive Loss

The components of comprehensive loss, net of taxes are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net loss	$(1,308)	$(435)	$(8,649)	$(5,218)
Other comprehensive loss:
Change in unrealized loss on investments	(277)	(57)	(341)	(229)
Translation adjustments	(32)	1	(33)	1

Total comprehensive loss	$(1,617)	$(491)	$(9,023)	$(5,446)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	June 27, 2004	September 28, 2003
Accumulated unrealized (loss) gain on investments	$(228)	$113
Accumulated translation adjustments	(12)	21

Total accumulated other comprehensive (loss) income	$(240)	$134

15. Income Taxes

The income tax provision for the interim periods of fiscal year 2004 consists primarily of the Company’s state and foreign income tax obligations as compared with an income tax benefit provided for the interim periods presented for

RemedyTemp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except per share amounts)

fiscal year 2003. The Company’s overall annual effective tax rate of (5.3%) for fiscal year 2004 differs from the statutory rate due to the current period valuation allowance against the deferred tax asset. The effective tax rate of 61.0% for fiscal year 2003 differs from the statutory rate due to the effect of Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

16. Variable Interest Entities

During the second quarter of fiscal 2004 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities (“VIE”) must be consolidated in the financial statements of the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46-R requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary.

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

RemedyTemp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management’s discussion and analysis includes certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly-owned subsidiaries, (collectively, the “Company”). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will,” “future,” or similar words). Accordingly, the Company’s actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the continued performance of the RemX® specialty division, the Company’s ability to realize improvements in the months ahead, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various costs relating to temporary workers and personnel, including but not limited to workers’ compensation, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees/licensees, the outcome of litigation, software integration and implementation, application of deferred tax assets and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

Company Overview

RemedyTemp, Inc. is a national provider of clerical, light industrial, information technology and financial temporary staffing and direct hire services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 35 states, District of Columbia, Puerto Rico and Canada through a network of 235 offices, of which 131 are Company-owned and 104 are independently-managed franchises.

Executive Summary

The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. During the last nine months, global economic conditions have continued to improve which appears to signal a sustainable job-creating recovery. The demand for temporary staffing has also started to grow as demonstrated by recent reports from the Bureau of Labor Statistics (the “BLS”) stating that staffing industry companies employed 10.3% more workers in June 2004 than in the same period of 2003 resulting in the thirteenth consecutive month of year-over-year improvements. Management continues to be encouraged by the recent economic data, as well as the steady job growth in the staffing industry. Historic trends in employment growth following a recession have been slowed, due in part to productivity gains and modest new job growth.

The increases in workers’ compensation costs and state unemployment insurance costs the Company experienced in fiscal 2003 and the nine months of fiscal 2004 have been significant. The Company does not expect the workers’ compensation cost increases to continue at such a significant rate throughout the remainder of fiscal 2004 and fiscal 2005. However, the Company believes that the increases in state unemployment insurance costs will continue for the remainder of fiscal 2004, both within and outside of California. During the second quarter of fiscal 2004, the California legislature enacted reforms to its workers’ compensation laws. Although it is too early to determine the impact, the Company is optimistic the changes will have a positive effect on its profitability.

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

RemedyTemp, Inc.

During fiscal 2003, the Company re-engineered its revenue and marketing strategies, taking advantage of its strong brand name and infrastructure, and positioned itself for profitable growth. The Company’s long-term growth strategies include:

•	Increasing the proportion of revenue from its Company-owned offices;

•	Increasing the proportion of revenue generated from outside of California to mitigate rising state unemployment costs and workers’ compensation costs;

•	Increasing Company-owned office revenues (“Company-owned office revenue” or “direct revenue”) in its higher margin clerical business;

•	Increasing direct hire revenue (whereby the Company earns a fee for placing an associate in a permanent position);

•	Targeting small to midsize customers which typically generate higher margins; and

•	Doubling the number of sales representatives in the field in the next several years (referred to as the Company’s investment hire goal).

Operations

Revenues for the three months ended June 27, 2004 increased 8.8% over the same period in the prior year while revenues for the nine months ended June 27, 2004 increased 4.3% in year-over-year comparisons.

The Company’s revenues are derived from Company-owned offices and independently-managed franchise offices. The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format.

The table below sets forth the number of Company-owned, traditional and licensed franchise offices:

	June 27, 2004	June 29, 2003
Company-owned offices	131	120
Licensed franchise offices	95	111
Traditional franchise offices	9	14

Total offices	235	245

The Company opened 16 direct offices during the first nine months of fiscal 2004 and closed four under performing offices. Eleven of the new direct offices are located outside of California, which is consistent with the Company’s strategic plan and associated expansion efforts increasing the proportion of revenue generated from business outside of California to increase its national presence and mitigate the impact of rising unemployment insurance and workers’ compensation costs within California. Revenues generated in California decreased to 43.5% of total revenues for the nine months ended June 27, 2004 as compared to 44.3% for nine months ended June 29, 2003.

Traditional Franchise

Under the Company’s traditional franchise agreements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, at a standard rate of 7.0% of its gross billings. Franchisees that have renewed their franchise agreement could qualify for a reduced rate (ranging from 5.5%-6.5%) based on gross billings. Additionally, a discounted rate is utilized with national accounts for which the Company’s fee is reduced. The average royalty rate was 6.1% for the nine months ended June 27, 2004. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company no longer offers this form of franchise agreement.

Licensed Franchise

Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60%-70% of the office’s gross profit. The Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed

RemedyTemp, Inc.

franchisee’s gross billings. However, the Company’s share of the licensee’s gross profit is decreased for (i) national accounts for which the Company’s fee is reduced to compensate for lower gross margins, and (ii) licensees that have renewed their franchise agreement and qualify for a reduced rate (ranging from 6.0%-7.0%) based on gross revenues. For the nine months ended June 27, 2004 the average Company’s share of licensee’s gross profit was 6.5%. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

Results of Operations

For the Three Fiscal Months Ended June 27, 2004 Compared to the Three Fiscal Months Ended June 29, 2003

Revenue

	For the Three Months Ended		Favorable (Unfavorable)
	June 27, 2004	June 29, 2003	$ Change	% Change
Company-owned office revenues	$85,537	$74,135	$11,402	15.4%
Licensed franchise revenues	43,378	44,361	(983)	(2.2%)
Franchise royalties	335	337	(2)	(1.0%)
Initial franchise fees	—	5	(5)	(100.0%)

Total revenues	$129,250	$118,838	$10,412	8.8%

•	The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 66.2% of total revenues for the three fiscal months ended June 27, 2004 as compared to 62.4% for the same period of the prior year. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

•	Direct revenue increased 15.4% for the third quarter of fiscal 2004 as compared to the same period in the prior year. The Tennessee offices associated with the licensed franchise acquisition during the second quarter of fiscal 2003 increased $2,053 for the three months ended June 27, 2004, as compared to the same period in the prior year. The Company’s RemX® specialty staffing division increased $3,025 to $7,915 for the three fiscal months ended June 27, 2004 from $4,890 for the same period of the prior year; $1,042 of the increase in RemX® is attributable to the acquisition of the traditional franchise office during the second quarter of fiscal 2004 (see Note 9 to the Consolidated Financial Statements). The Company also experienced increased revenue from the addition of several large new customers and increased revenue from existing customers.

•	The $983 or 2.2% decrease in the licensed franchise revenue is due to the loss of a large customer; a decrease in revenue from existing customers; and fewer licensed franchise offices in the current year as a result of closures related to reduced business and the non-renewal of expired licensed franchise agreements.

The following table summarizes the Company’s business mix as a percent of revenue:

	For the Three Months Ended
	June 27, 2004	June 29, 2003
Light Industrial	67.3%	65.8%
Clerical	26.3%	29.6%
RemX®	6.1%	4.1%

•	The increase in revenues generated from the light industrial sector during the third quarter of fiscal 2004 is due to the addition of several new large customers and increased volume from existing customers. The increase was offset slightly by the loss of several smaller clients.

•	The decreased revenue from the clerical sector is a result of decreased business with existing large volume customers, a significant portion was attributed to the financial services industry, offset somewhat by increased business with existing smaller customers.

RemedyTemp, Inc.

•	The increase in the revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

Cost of Revenues

	For the Three Months Ended		Favorable (Unfavorable)
	June 27, 2004	June 29, 2003	$ Change	% Change
Cost of Company-owned office revenues	$70,867	$62,122	$(8,745)	(14.1)%
Cost of licensed franchise revenues	34,605	35,279	674	1.9%

Total cost of revenues	$105,472	$97,401	$(8,071)	(8.3)%

•	Total cost of direct and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 81.6% and 82.0% for the third quarter of fiscal 2004 and 2003, respectively. The 8.3% increase in total cost of revenues is consistent with the increase in revenues with a slight increase in gross margin.

•	The increase in cost of direct revenues is consistent with the 15.4% increase in direct revenue with a slight improvement in gross margin despite an increase in the state unemployment insurance costs and workers’ compensation costs for the three months ended June 27, 2004. The Company believes that the increase in state unemployment insurance costs will continue for the remainder of fiscal 2004, both within and outside of California. The small increase in gross margin is attributable to the Company’s success in its efforts to increase markup (defined as the bill rate/wage rate) and the continued growth in the RemX® division which traditionally generates higher revenues.

•	The decrease in cost of licensed franchise revenues is consistent with the 2.2% decrease in licensed franchise revenue.

•	Overall consolidated gross margin improved slightly to 18.4% for the three fiscal months ended June 27, 2004 as compared to 18.0% for the three fiscal months ended June 29, 2003 and was attributable to the increases in the Company’s markup for the current period as compared with the same period in the prior year and the continued growth in the RemX® division which traditionally generates higher margins. The increase in gross margin was also enhanced with increases in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position. The improvements in gross margin were offset by increases in workers’ compensation and state unemployment insurance costs. In aggregate, workers’ compensation and state unemployment insurance costs represented 9.3% and 7.5% of total cost of revenue for the three months ended June 27, 2004 and June 29, 2003, respectively.

Operating Expenses

	For the Three Months Ended		Favorable (Unfavorable)
	June 27, 2004	June 29, 2003	$ Change	% Change
Licensees’ share of gross profit	$5,900	$6,002	$102	1.7%
Selling and administrative expenses	18,115	16,327	(1,788)	(11.0)%
Depreciation and amortization	1,253	1,547	294	19.0%

Total operating expenses	$25,268	$23,876	$(1,392)	(5.8)%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The decrease in licensees’ share of gross profit is consistent with the decrease in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 67.3% for the three fiscal months ended June 27, 2004 as compared to 66.1% for the three fiscal months ended June 29, 2003 and primarily resulted from certain large franchisees renewing their licensed franchise agreements during the year, which included certain revenue thresholds, resulting in higher gross profit payouts to the licensees.

RemedyTemp, Inc.

•	The following table summarizes the significant changes in selling and administrative expenses for the three months ended June 27, 2004 as compared to the three months ended June 29, 2003:

	Consolidated Change	RemX® Change	Other Offices*
Colleague salary and related taxes	$(1,653)	$(912)	$(741)
Royalty payments	(20)	—	(20)
General liability insurance	(319)	—	(319)
Colleague travel and business conferences	(215)	(57)	(158)
Outside services	(190)	(11)	(179)
Legal fees	92	—	92
Profit sharing	21	(167)	188
Rent	421	(60)	481
Other SG&A	75	(184)	259

Net change	$(1,788)	$(1,391)	$(397)

*	Other Offices category includes the corporate office

•	Selling and administrative expenses as a percentage of total revenues were 14.0% for the three fiscal months ended June 27, 2004 as compared to 13.7% for the same period in the prior year. The primary factor contributing to the net increase was a $1,653 increase in colleague salaries due to the Company’s investment hire goal and the expansion of the RemX® specialty staffing division, offset by a $421 decrease in rent expense related to the office closures during fiscal 2003.

•	The $294 decrease in depreciation and amortization for the three months ended June 27, 2004 as compared to the three months ended June 29, 2003 is due to an increase in fully depreciated fixed assets at June 27, 2004 as compared to June 29, 2003 which included the write-off and change in useful life of certain capitalized software costs during the fourth quarter of fiscal 2003. The decrease in depreciation and amortization was offset by the incremental amortization expense from identifiable intangible assets resulting from the franchise acquisition during the second quarter of fiscal 2004 (see Note 9 to the Consolidated Financial Statements).

Loss from operations decreased $949 to an operating loss of $1,490 for the three fiscal months ended June 27, 2004 from an operating loss of $2,439 for the three fiscal months ended June 29, 2003. Improvement in the Company’s operating loss is due to the increase in direct revenues in conjunction with gross margin improvement. The decrease in depreciation and amortization also contributed to the improved operating profits.

An income tax provision of $106 was recorded in the third quarter of fiscal 2004 consisting primarily of the Company’s state and foreign income tax obligations as compared with an income tax benefit of $1,711 for the third quarter of fiscal year 2003. The Company’s overall effective tax rate of (8.8%) for the third quarter of fiscal year 2004 differs from the statutory rate due to the current period valuation allowance against the deferred tax asset. The effective tax rate of 79.7% for the third quarter of fiscal year 2003 differs from the statutory rate due to the effect of Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

The Company generated a net loss of $1,308 for the three months ended June 27, 2004 as compared to a net loss of $435 for the three fiscal months ended June 29, 2003.

RemedyTemp, Inc.

For the Nine Fiscal Months Ended June 27, 2004 Compared to the Nine Fiscal Months Ended June 29, 2003

Revenue

	For the Nine Months Ended		Favorable (Unfavorable)
	June 27, 2004	June 29, 2003	$ Change	% Change
Company-owned office revenues	$243,153	$217,703	$25,450	11.7%
Licensed franchise revenues	126,367	136,494	(10,127)	(7.4)%
Franchise royalties	1,110	1,253	(143)	(11.4)%
Initial franchise fees	16	17	(1)	(5.9)%

Total revenues	$370,646	$355,467	$15,179	4.3%

•	The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 65.6% of total revenues for the nine fiscal months ended June 27, 2004 as compared to 61.2% for the same period of the prior year. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

•	The primary factor contributing to the increase in direct revenue is the acquisition of two licensed franchises during the second and third quarters of fiscal 2003 and a traditional franchise during the second quarter of fiscal 2004. In aggregate, the acquisitions accounted for $20,795 or 9.6% of the 11.7% direct revenue increase from the prior year. Exclusive of these acquisitions, direct revenues increased $4,655. RemX®, the Company’s specialty staffing division increased $7,241 to $18,844 for the nine months ended June 27, 2004 from $11,603 for the same period in the prior year; $1,765 of the RemX® revenue increase was generated from the traditional franchise offices acquired during the second quarter of fiscal 2004. The increase in revenue was offset by the loss of a number of customers as a result of the Company’s strategy to exit certain non-profitable accounts.

•	The decrease in licensed franchise revenue is primarily due to the acquisition of the licensed franchise offices as described above. The acquired licensed franchise offices combined generated $12,098 of licensed franchise revenue during fiscal 2003 prior to the acquisition. Exclusive of these acquisitions, licensed revenues increased $1,971 resulting from increased revenue from existing customers.

The following table summarizes the Company’s business mix as a percent of revenue:

	For the Nine Months Ended
	June 27, 2004	June 29, 2003
Light Industrial	67.6%	67.0%
Clerical	26.9%	29.4%
RemX®	5.1%	3.3%

•	The slight increase in revenues generated from the light industrial sector during the first nine months of fiscal 2004 is due to increased volume from existing customers and the addition of several large new accounts. The decrease in the clerical sector is a result of decreased revenue from existing large volume customers partially offset by increases in smaller customers, a significant portion of the decrease was attributable to the financial services industry. Additionally, two of the clerical offices converted to RemX® offices during the first quarter of fiscal 2004. The aggregate revenue from the two offices that converted was $1,437 for the first nine months of fiscal 2003.

•	The continued increase in the revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

RemedyTemp, Inc.

Cost of Revenues

	For the Nine Months Ended		Favorable (Unfavorable)
	June 27, 2004	June 29, 2003	$ Change	% Change
Cost of Company-owned office revenues	$206,014	$184,680	$(21,334)	(11.6)%
Cost of licensed franchise revenues	101,092	108,771	7,679	7.1%

Total cost of revenues	$307,106	$293,451	$(13,655)	(4.7)%

•	Total cost of direct and licensed franchise revenues consists of wages and other expenses related to temporary associates. Total cost of direct and licensed franchise revenues as a percentage of revenues was 82.9% for the first nine months of fiscal 2004 as compared to 82.6% for the same period in the prior year.

•	The increase in cost of direct revenues is consistent with the 11.7% increase in revenue with a slight improvement in gross margin despite an increase in the state unemployment insurance costs and workers’ compensation costs for the nine months ended June 27, 2004. The Company believes that the increase in state unemployment insurance costs will continue for the remainder of fiscal 2004, both within and outside of California. The small increase in gross margin is attributable to the Company’s success in its efforts to increase markup, the growth of its RemX® division, which traditionally generates higher margins, and its ability to increase direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position.

•	The decrease in cost of licensed franchise revenues is consistent with the 7.4% decrease in licensed franchise revenues.

•	Overall consolidated gross margin decreased slightly to 17.1% for the nine fiscal months ended June 27, 2004 as compared to 17.5% for the nine fiscal months ended June 29, 2003 and was attributable to the increase in workers’ compensation and state unemployment insurance costs. In aggregate, workers’ compensation and state unemployment insurance costs represented 9.4% and 8.0% of total cost of revenue for the nine months ended June 27, 2004 and June 29, 2003, respectively.

•	The lower gross margin was partially offset by increases in the Company’s markup, continued growth in the RemX® division, which traditionally generates higher margins, and increases in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position.

Operating Expenses

	For the Nine Months Ended		Favorable (Unfavorable)
	June 27, 2004	June 29, 2003	$ Change	% Change
Licensees’ share of gross profit	$17,044	$18,363	$1,319	7.2%
Selling and administrative expenses	51,191	47,841	(3,350)	(7.0)%
Depreciation and amortization	4,515	4,052	(463)	(11.4)%

Total operating expenses	$72,750	$70,256	$(2,494)	(3.5)%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The decrease in licensees’ share of gross profit for the nine fiscal months ended June 27, 2004 is consistent with the overall decrease in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit was 67.4% for the nine fiscal months ended June 27, 2004 as compared to 66.2% for the nine fiscal months ended June 29, 2003 and primarily resulted from certain large franchisees renewing their licensed franchise agreements during the year, which included certain revenue thresholds, resulting in higher gross profit payouts to the licensees.

RemedyTemp, Inc.

•	The following table summarizes the change in selling and administrative expenses for the nine months ended June 27, 2004 as compared to the nine months ended June 29, 2003:

	Consolidated Change	RemX® Change	Other Offices*
Colleague salary and related taxes	$(3,923)	$(2,003)	$(1,920)
Royalty payments	(465)	—	(465)
General liability insurance	(328)	—	(328)
Colleague travel and business conferences	(285)	(102)	(183)
Profit sharing	198	(482)	680
Bad debt expense	201	—	201
Rent	829	(129)	958
Other SG&A	423	(515)	938

Net change	$(3,350)	$(3,231)	$(119)

*	Other Offices category includes the corporate office

•	Selling and administrative expenses as a percentage of total revenues were 13.8% for the nine fiscal months ended June 27, 2004 as compared to 13.5% for the same period in the prior year. The primary factor contributing to the net increase was a $3,923 increase in field operations colleague salaries due to the Company’s investment hire goal and expansion of the RemX® specialty staffing division. The increase in selling and administrative expenses was offset by an $829 decrease in rent expense due to the closure of Company owned offices during fiscal 2003.

•	The following table summarizes the increase in depreciation and amortization expense for the nine months ended June 27, 2004 as compared to the nine months ended June 29, 2003:

Consolidated Change
Change in estimated useful life of capitalized software	$(507)
Amortizable intangible assets due to acquisitions	(137)
Write-off of fixed assets	(136)
Amortization of licensed software agreement	(294)
Decrease due to fully amortized assets	611

Net change	$(463)

Loss from operations increased $970 to an operating loss of $9,210 for the nine fiscal months ended June 27, 2004 from an operating loss of $8,240 for the nine fiscal months ended June 29, 2003 due to the factors described above, which included significant increases in state unemployment insurance, an increase in selling and administrative expenses and increased depreciation and amortization expense.

The Company incurred a loss (before cumulative effect of adoption of a new accounting standard) of $8,649 for the nine fiscal months ended June 27, 2004 as compared to a loss of $2,797 for the nine fiscal months ended June 29, 2003.

An income tax provision of $433 was recorded in the first nine months of fiscal year 2004 consisting primarily of the Company’s state and foreign income tax obligations as compared with an income tax benefit of $4,374 for the first nine months of fiscal year 2003. The Company’s overall annual effective tax rate of (5.3%) for fiscal year 2004 differs from the statutory rate due to the current period valuation allowance against the deferred tax asset. The effective tax rate of 61.0% for fiscal year 2003 differs from the statutory rate due to the effect of Work Opportunity and Welfare to Work Tax Credits. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

The cumulative effect of adoption of a new accounting standard of $2,421 (net of tax of $1,634) for the nine fiscal months ended June 29, 2003 represents the goodwill impairment charge resulting from the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, effective the beginning of fiscal 2003, as discussed in Note 5 to the Consolidated Financial Statements.

RemedyTemp, Inc.

The Company generated a net loss of $8,649 for the nine months ended June 27, 2004 as compared to a net loss of $5,218 for the nine fiscal months ended June 29, 2003.

Liquidity and Capital Resources

The Company’s balance sheet includes $50,938 in cash and investments as of June 27, 2004 (including restricted cash and investments discussed below), and it continues to be debt free, although significant letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information systems initiatives, and direct office openings) and franchise acquisitions. Beginning in the third quarter of fiscal 2003, the Company collateralized $21,615 of its workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit. During the second quarter of fiscal 2004, the Company used $16,000 in cash to collateralize its $40,000 line of credit as required by its new credit facility, as discussed below and in Note 11 to the Consolidated Financial Statements. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-60 days after the related billing.

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized below:

	For the Nine Months Ended
	June 27, 2004	June 29, 2003
Cash provided by (used in)
Operating activities	$247	$10,623
Investing activities	(8,511)	(21,824)
Financing activities	121	112
Effect of exchange rate on cash	(29)	—

Net decrease in cash and cash equivalents	(8,172)	(11,089)
Cash and cash equivalents at beginning of period	13,236	26,101

Cash and cash equivalents at end of period	$5,064	$15,012

•	Cash flows from operating activities, compared to the preceding year, were impacted by reduced operating margins, the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments and realization of net tax benefits. Cash flows from operations were also impacted by the timing of the Company’s workers’ compensation claims payments. While the Company records its liability for open claims based upon the ultimate cost of the claims, the cash outflow for recorded claims cost occurs over time.

•	Cash used in investing activities is primarily related to the Company’s investment portfolio, which includes highly rated debt securities with maturities ranging from three months to three years. Net cash inflows related to available-for-sale investments were $10,569 during the first nine months of fiscal 2004 as compared to $8,959 of net cash outflows in the corresponding prior year period. Cash used for purchases of fixed assets, including information systems development costs, was $1,321 for the nine fiscal months ended June 27, 2004 and $2,108 for nine fiscal months ended June 29, 2003. The Company continues to invest in computer-based technologies and direct office openings and anticipates approximately $500 in related capital expenditures for the remaining three months of fiscal 2004.

•	Cash provided by financing activities is primarily a result of shares of the Company’s Class A Common Stock issued through the Employee Stock Purchase Plan.

Cash and cash equivalents decreased $9,948 from the prior year as a result of the Company’s collateralization of its $40,000 line of credit via restricted cash and investments commencing in the second quarter of fiscal 2004. See additional discussion below regarding the new credit facility.

As discussed in Note 10 to the Consolidated Financial Statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts as of June 27, 2004 is approximately $34,930 of which $12,249 is recorded as current and $22,681 is recorded as non-current in the Consolidated Balance Sheets. The Company also has an aggregate $5,260 current liability recorded at June 27, 2004 for additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

RemedyTemp, Inc.

The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $34,661 and $21,911 as of June 27, 2004 and September 28, 2003, respectively. Quarterly, the Company is required to pay 0.75% in interest on the first $16,000 of the outstanding letters of credit and 1.50% on the remaining $18,661.

The Company executed a new credit facility dated February 4, 2004 with Bank of America, which replaced its existing credit agreement with Bank of America and Union Bank of California. The new credit facility provides for aggregate borrowings not to exceed $40,000, including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit is collateralized by certain assets of the Company. In addition, the Company is required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which is classified as restricted cash and investments in the accompanying Consolidated Balance Sheets. The credit agreement expires on June 1, 2005. The interest rate is at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and is paid monthly. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to comply with certain restrictive covenants, the most restrictive of which limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis. As of June 27, 2004, the Company was in compliance with all restrictive covenants. However, if the Company is not profitable in the remaining three months of the current fiscal year, it could be out of compliance on a full fiscal year-to-date basis, in which case the Company would attempt to negotiate a waiver with the Bank of America.

The Company will most likely be required to increase the amount of letters of credit outstanding for its new workers’ compensation program commencing April 4, 2005. Currently, the Company has $5,339 available under the line of credit. This amount plus letter of credit reductions for previous year programs may not be sufficient for the new insurance policy. Management is in negotiations to increase the size of the line of credit and believes that it should be able to negotiate an adequate increase to satisfy the collateral requirements of the new policy.

The Company has no borrowings outstanding as of June 27, 2004 and September 28, 2003. However, the Company had outstanding letters of credit totaling $34,661 and $21,911 as of June 27, 2004 and September 28, 2003, respectively.

The following table summarizes the letters of credit and pledged cash and securities at June 27, 2004 and September 28, 2003:

	June 27, 2004	September 28, 2003
Pledged cash and securities	$21,931	$21,615
Collateralized cash related to bank agreement	16,000	—

Total long-term restricted cash and investments	$37,931	$21,615

Letters of credit	$34,661	$21,911

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

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue. Given the preliminary stage of this matter, no amount has been accrued as of June 27, 2004. The EDD audit is ongoing at June 27, 2004.

RemedyTemp, Inc.

From time to time, the Company may selectively purchase licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions. It continues to expand its RemX® specialty staffing division into both new and existing markets which may have an impact on future liquidity. The Company anticipates capital expenditures related to its expansion efforts during the remaining three months of fiscal 2004 to be less than $500.

The Company may continue evaluating certain strategic acquisitions. Such acquisitions may have an impact on liquidity depending on the size of the acquisition.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations

The Company has no significant contractual obligations not fully recorded in the Consolidated Balance Sheets or fully disclosed in the Notes to the Consolidated Financial Statements.

As of June 27, 2004, the Company’s contractual obligations included:

	Contractual Obligations Payment Due by Period
	Total	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter
Operating Leases	$17,866	$2,989	$7,766	$4,709	$2,402
Workers’ Compensation*	34,930	3,966	9,352	8,735	12,877

Total	$52,796	$6,955	$17,118	$13,444	$15,279

*	Estimated obligation is based upon actuarial analysis and represents the remaining deductible liability under the Company’s current workers’ compensation contracts. This amount excludes $5,260 of additional premiums due under previous guaranteed cost policies and for premiums due under current policies in states where the Company is statutorily required to participate in the state managed workers’ compensation fund.

The Company believes that its current and expected levels of working capital of $35,833 and line of credit are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. The Company would pursue other sources of capital, should it be necessary.

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

RemedyTemp, Inc.

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

Goodwill and Other Intangible Assets - Effective the first quarter of fiscal 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually or if events or circumstances change that may reduce the fair value of the reporting unit below its book value. Intangible assets with finite lives continue to be amortized over their estimated useful lives. In connection with the initial impairment test upon adoption, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value (see Note 5 to the Consolidated Financial Statements). This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s Consolidated Statements of Operations for the nine fiscal months ended June 29, 2003.

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

RemedyTemp, Inc.

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, and the Company’s recent cumulative losses, management concluded that a full valuation allowance was appropriate during the fourth quarter of fiscal 2003 and for the first nine months of fiscal 2004. While the Company hopes to be profitable in the fourth quarter of fiscal 2004 and beyond, in view of the recent losses there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets the Company determines a lesser allowance is required it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

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

RemedyTemp, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 27, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

On April 6, 2004, the Court preliminarily approved the parties’ settlement agreement and conditionally certified the Settlement Class. All discovery and other proceedings in this action are stayed, except as may be necessary to implement the Settlement Agreement. A hearing on final approval of the settlement is set for September 9, 2004. As of June 27, 2004, the maximum exposure is deemed immaterial to the Company’s Consolidated Financial Statements.

CIGA

In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s customers and their workers’ compensation insurance carriers (collectively, “Customers”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Customers, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Customers. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Customers. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB, en banc, affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding is concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision; the Court heard oral argument in the matter on July 9, 2004 and a decision is pending.

RemedyTemp, Inc.

Despite the Company’s determination to pursue the review process, there can be no assurance that the current proceeding will be successful, that further judicial review will be granted in the event of an adverse result, or that the Company will ultimately succeed in overturning the WCAB’s decision. In the event of an unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Customers, thus triggering the clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the clients’ insurance coverage, including the clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. Presently, the Company is unable to ascertain the specific details regarding the insurance coverage of its affected clients or the impact of an unfavorable ruling on such coverage. The Company has received data from the trustee for Reliance regarding outstanding claims that CIGA has attempted to pursue against the Company’s current and former clients. The information indicates that incurred losses, as of June 27, 2004, for the claims in question amount to at least $40,000. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files. At this time, the Company believes that it is unable to ascertain if the remaining reserves on the claims are appropriate or adequate, since the Company has not been able to gain access to the files due to pending litigation. Further, as stated above, the Company (i) cautions that it believes the Company’s exposure in this matter is not the remaining claims liability, but rather a function of the impact of such claims, if any, on the clients’ insurance costs; and (ii) expects to ultimately prevail in this matter and that it will suffer no loss.

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

Other Contingency

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue. Given the preliminary stage of this matter, no amount has been accrued as of June 27, 2004. The EDD audit is ongoing as of June 27, 2004.

RemedyTemp, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (i)

10.5	Registration Rights Agreement with R. Emmett McDonough and Related Trusts (a)

10.6	*Alan M. Purdy Change in Control Severance Agreement (h)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (g)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (a)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.32	*Monty Houdeshell Change in Control Severance Agreement (p)

10.33	*Shawn Mohr Severance Agreement (p)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker – Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc. (s)

RemedyTemp, Inc.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.
(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999.
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 1999.
(i)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).
(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.
(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.
(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.
(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(b)	Reports on Form 8-K.

The Company filed a current Report on Form 8-K on the following:

On May 11, 2004 in connection with the issuance of its press release announcing the financial results for the second fiscal quarter ended March 28, 2004.

RemedyTemp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

August 9, 2004	/s/ GREG D. PALMER
Greg D. Palmer, President and Chief Executive Officer

August 9, 2004	/s/ MONTY A. HOUDESHELL
Monty A. Houdeshell, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 9, 2004	/s/ JOHN D. SWANCOAT
John D. Swancoat, Vice President and Controller
(Principal Accounting Officer)