Form 10-K
period 2004-10-03
REMEDYTEMP INC
filed 2004-12-07
CIK 1013467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 3, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-5260

REMEDYTEMP, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2890471 (I.R.S. Employer Identification No.)

101 Enterprise

Aliso Viejo, California 92656
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code

(949) 425-7600

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock $.01 par value	NASDAQ National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑    No    ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☑    No    ☐

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on March 28, 2004 on the NASDAQ National Market was $87,547,295. The aggregate market value of the Class B Common Stock (which converts to Class A upon certain transactions) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on March 28, 2004 on the NASDAQ National Market was $563,338.

     The number of shares of Class A Common Stock outstanding as of December 1, 2004 was 8,778,131 and the number of shares of Class B Common Stock outstanding as of December 1, 2004 was 800,312.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 3, 2004. Portions of the Company’s Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III, Items 10-14, of this report on Form 10-K. Except for the portions expressly incorporated by reference, the Company’s Proxy Statement shall not be deemed to be part of this report.

REMEDYTEMP, INC.

2004 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

      In addition to historical information, the description of business below, management’s discussion and analysis in Part II and other statements contained elsewhere in this Annual Report on Form 10-K, include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly-owned subsidiaries (collectively, the “Company”). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will,” or “future”). Accordingly, the Company’s actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the continued performance of the RemX® specialty division, the Company’s ability to realize improvements in the months ahead, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various costs relating to temporary workers and personnel, including but not limited to workers’ compensation and state unemployment rates, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees/licensees, the outcome of litigation, software integration and implementation, application of deferred tax assets and other factors described in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

General

      RemedyTemp, Inc. (“Remedy” or the “Company”), founded in 1965 and incorporated in California in 1974, is a national provider of clerical, light industrial, information technology and financial temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 35 states, Puerto Rico and Canada through a network of 238 offices, of which 130 are Company-owned and 108 are independently-managed franchises. During the twelve months ended October 3, 2004, the Company placed approximately 124,000 temporary workers, known as “associates,” and provided approximately 39 million hours of staffing services to over 10,000 clients.

      The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation’s temporary workforce. Beginning in November 1998, the Company began servicing the information technology sector, and in fiscal 2002 began servicing the financial and accounting sector. The clerical, light industrial, information technology and financial sectors comprise approximately 83.0% of the nation’s temporary staffing industry revenues, according to the Staffing Industry Analysts, Inc. (“SIA”), an independent staffing industry publication. Additionally, the Company intends to continue focusing its efforts in these areas. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company’s expertise in providing associates who possess the skills and attitudinal characteristics necessary to “fit” into its clients’ organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

      The Company has invested significant human and financial resources in the development of proprietary technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company’s primary proprietary technologies are maintained and offered in the following three interactive systems: Human Performance Technology (“HPT®”), an innovative series of multimedia evaluations used to profile the behavioral characteristics of the Company’s associates; i/search 2000®, an integrated front office and back office database system that is used to pay temporary associates and bill clients as well as to classify, search and match the Company’s associates to job openings using parameters based upon client needs; and Employee Data Gathering and Evaluation (“EDGE®”), a proprietary computer system used by the Company at certain client locations to coordinate scheduling, track job performance and generate customized utilization reports for the client’s entire temporary workforce. The EDGE® system is installed at the beginning of a temporary assignment and is removed upon completion of that assignment. The EDGE® system, including the related hardware, is the property of the Company and is not sold or leased to its clients. The Company’s integrated i/search 2000® has enabled its Company-owned and independently-managed offices to streamline operational efficiencies and enhance client service levels.

      Additionally, the Company provides master vendor and on-site management programs to its clients in an effort to streamline the management of the temporary workforce and reduce the overall costs. As a master vendor, Remedy provides clients with centralized order processing, sub-contractor management and regular business reviews to track performance. The on-site management program provides a dedicated representative “on-site” at the client location to manage Remedy’s temporary workforce including developing, coordinating and managing associate orientation, order fulfillment, payroll tracking and other personnel issues.

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

The Staffing Industry

      According to the SIA July 2004 report, temporary help revenues in the United States staffing industry averaged approximately a 0.1% decline from 1999 to 2002 as compared to projected revenue growth of 7.4% from $76.0 billion in 2003 to $81.6 billion in 2004. This is the second year of consecutive growth in temporary help revenue resulting from the overall economic growth in the United States during the last twelve months. Historically, the temporary staffing industry has experienced its greatest growth during economic recoveries. During fiscal 2003, growth was slow to materialize out of this recovery, apparently due to high productivity gains, which kept job creation to a minimum. However, fiscal 2004 showed signs of stronger growth as evidenced not only by the Company’s revenue growth but growth throughout the staffing industry.

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

      Additionally, it is widely accepted by economists that temporary staffing also encourages greater work force participation, which is critical as the U.S. faces a labor shortage. Temporary staffing provides employment flexibility and options to people who might otherwise choose not to work. Flexible work arrangements offer choices that fit the diverse needs and preferences of potential employees thereby contributing to increased participation and enhanced productivity. These, along with various other economic and social factors, have increased the help supply services employment rate from 1.1% of the non-farm U.S.

workforce in 1990 to 1.7% in 2003, according to U.S. Department of Labor statistics. The American Staffing Association estimates that the average daily employment in temporary help services approximated 2.3 million nationwide in 2003.

      The clerical, light industrial, information technology and financial sectors represent the largest four sectors of the temporary staffing industry. A staffing industry report by SIA, based on 2003 revenues, reported that the office and clerical sector accounted for $19.7 billion or approximately 26.0% of the temporary staffing industry revenues, the light industrial sector accounted for $16.5 billion or approximately 21.8% of industry revenues, the technical/information technology sectors accounted for $19.4 billion or approximately 25.6% of industry revenues, and the financial sector accounted for $7.3 billion or approximately 9.6% of industry revenues. Historically, the overall growth in temporary staffing revenues has resulted primarily from growth in these four sectors. While all sectors in the temporary staffing industry experienced contraction in 2002 and 2003, industry reports currently project modest growth in 2004 and higher growth in 2005.

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

      Specialty Services — The Company provides specialty staffing services in the areas of information technology, finance and accounting and high level office staffing through its RemX® division. The RemX® division and brands are exclusively a Company owned operation. The Company now operates 37 offices within the RemX®division in the following specialty areas:

      Information Technology Services. In November 1998, the Company began providing information technology temporary staffing and consulting services under the name RemX Technology Group®. RemX Technology Group®, now known as RemX® IT Staffing, supplies contract staffing and consulting professionals on a temporary, temp-to-hire or direct hire basis in key technology categories including hardware and software engineering, database design development, application development, Internet/ Intranet site development, networking, software quality assurance and technical support. The Company currently has 11 RemX® IT Staffing offices.

      Financial Staffing. RemX® Financial Staffing was launched during fiscal 2002 with ten office openings. RemX® Financial Staffing is a highly specialized division focusing on placing financial and accounting personnel in key positions within the financial sector. RemX® Financial Staffing provides its clients with controllers, financial analysts, certified public accountants, auditors, senior/staff accountants and a variety of other positions on a temporary, temp-to-hire or direct hire basis. The Company currently has 20 RemX® Financial Staffing offices.

      OfficeStaff Services. The Company’s newest division was launched during fiscal 2003 with its first RemX® OfficeStaff office opening. RemX® OfficeStaff specializes in the recruitment and placement of high level administrative support personnel, including administrative assistants, office managers and corporate receptionists on a temporary, temp-to-hire or direct hire basis. The Company currently has six RemX® OfficeStaff offices.

     Office Organization.

      The Company provides its services through a network of 238 office locations, 130 of which are owned and operated by the Company and 108 of which are operated as independently-managed franchised offices. The table below sets forth the geographic distribution of the Company-owned and independently-managed offices as of October 3, 2004.

		Independently-Managed
		Franchised Offices
	Company-Owned			Total
	Offices	Traditional	Licensed	Offices

California	67	—	2	69
Western Region(1)	7	3	16	26
Midwestern Region(2)	10	4	26	40
Southeastern Region(3)	32	3	42	77
Northeastern Region(4)	14	—	10	24
Puerto Rico	—	—	1	1
Canada	—	—	1	1

Total	130	10	98	238

(1)	Includes Arizona, Colorado, Hawaii, Idaho, Nevada, Oregon, Utah and Washington.

(2)	Includes Illinois, Indiana, Iowa, Michigan, Missouri, Nebraska, Ohio and Wisconsin.

(3)	Includes Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

(4)	Includes Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania and the District of Columbia.

     Company-Owned Offices.

      The Company-owned offices provide clerical, light industrial, information technology and financial staffing and are primarily concentrated in California, with locations in 19 other states and the District of Columbia. These offices are organized into five divisions; each managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Company-owned offices are organized into different matrices based upon geographic location and/or service offerings. Each matrix has an office manager who is accountable for the day-to-day operations and profitability of the offices within that matrix.

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

      Company-owned offices had average sales per office of approximately $2.6 million for fiscal 2004 and fiscal 2003. The density of Company-owned offices in certain areas enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical, light industrial, information technology and financial offices, allowing each to specialize and further penetrate its market.

     Independently-Managed Franchised Offices.

      Independently-managed franchised offices provide clerical and light industrial services and have been an important element of the Company’s growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with highly qualified franchisees without significant capital expenditures. The majority of the Company’s offices outside California are independently-managed franchises. Franchise agreements have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements originated. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards. The Company’s franchise agreements are structured in either a “traditional” franchise format or a “licensed” franchise format.

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

      Traditional Franchises. The Company employed a traditional franchise model primarily from 1987 until 1990 (referred to as both “traditional franchise” and “traditional franchisee”). As of October 3, 2004, 10 of the Company’s 108 independently-managed offices were traditional franchises. These traditional franchisees pay all lease and working capital costs, fund payroll and collect clients’ accounts. Generally, traditional franchisees pay the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7.0% of gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins and for franchisees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 5.5% – 6.5%) based on gross billings. Traditional franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use certain designated service marks and trademarks, its business model, proprietary computer programs, as well as operational support. Material rights and terms of the form of the franchise agreement for traditional franchise offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore, pursuant to the terms of the form of franchise agreement for traditional franchise offices, franchisees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. The Company no longer offers this form of franchise agreement.

      Licensed Franchises. Since 1990, the Company has recruited new franchisees under the licensed franchise format (referred to as “licensed franchise,” “licensed franchisee” and/or “licensee”). The Company moved from the traditional franchise to the licensed franchise format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. As of October 3, 2004, 98 of the Company’s 108 independently-managed office locations were licensed franchise offices. The licensed franchise format differs from the traditional franchise format in that the licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office. The Company funds payroll, collects clients’ accounts and remits to the licensee 60% — 70% of the office’s gross profit, based upon the level of hours billed during the licensee’s contract year. However, the Company’s share of the licensee’s gross profit, representing its continuing franchise fees, is generally not less than 7.5% of the licensee’s gross billings; with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins and for licensees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 6.0% — 7.0%) based on gross revenues. Material rights and terms of the form of the franchise agreement for licensed offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore, pursuant to the terms of the form of franchise agreement for licensed offices, licensees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. Currently, the Company only offers this form of franchise agreement to prospective franchisees.

      Generally, licensed franchisees pay the Company an initial franchise fee of $10,000 — $18,000 and continuing franchise fees consist of the Company’s share of the licensee’s gross profit as discussed above. Licensed franchise agreements entered into subsequent to January 2002 provide for deferred payment of a portion of the initial franchise fee. Currently, the initial investment for a licensed franchise business is estimated to be $98,000 — $211,000 as disclosed in the Company’s Uniform Franchise Offering Circular (“UFOC”) to be issued by December 31, 2004 in accordance with Federal Trade Commission regulations. As outlined in the UFOC, this estimated initial investment includes the initial franchise fee payable to the Company, as well as estimated expenditures to various vendors for pre-operating costs and operating costs for the initial six months of operation. Continuing franchise fees are excluded from the total estimated initial investment. Refer to the franchise agreement for licensed offices, filed as an exhibit to this Annual Report on Form 10-K, for additional rights and terms of the franchise agreement currently offered by the Company.

Acquisitions and Office Closures

      From time to time, the Company may selectively purchase traditional and licensed franchise operations for strategic reasons, including facilitating its expansion plans of increased market presence in identified geographic regions. Refer to Note 6 to notes to consolidated financial statements for further discussion on the Company’s acquisitions. The Company continually reassesses its current operating structure and in view of its strategic plans will consolidate or close certain Company-owned offices (see Note 7 to notes to consolidated financial statements).

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

Clients

      The Company serves the needs of small, medium-size and Fortune 500 businesses in a variety of industries. During fiscal 2004 and 2003, the Company serviced over 10,000 clients nationwide. The Company’s ten highest volume clients in fiscal 2004 and fiscal 2003 accounted for approximately 23.4% and 21.8%, respectively, of the Company’s total revenues. No single client accounted for more than 4.1% and 4.4% of the Company’s total revenues for fiscal 2004 and fiscal 2003, respectively.

Competition

      The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco S.A., Kelly Services, Inc., Manpower Inc., Spherion Corporation, Labor Ready, Ablest, Inc., and Westaff, Inc. These and other large competitors have nationwide operations with substantially greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other medium-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Finally, numerous small or single-office firms compete effectively with the Company’s offices in their limited areas. In the information technology and financial sectors, the Company believes that its competitors include MPS Group, Inc., Robert Half International, Inc., Adecco S.A., Alternative Resources Corporation, On Assignment, Inc., KForce, Comsys and CDI Corporation.

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

      Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of October 3, 2004 is approximately $36.4 million, of which $12.3 million is recorded as current and $24.1 million is recorded as non-current in the accompanying consolidated balance sheets.

      The Company also has an aggregate $2.7 million current liability recorded at October 3, 2004 for amounts due to various state funds related to workers’ compensation. At September 28, 2003, the Company had an aggregate $5.3 million current liability recorded for additional premiums due under previous guaranteed cost policies in addition to amounts due to various state funds.

      The following table presents the classification of the Company’s workers’ compensation liability and accrued CIGA litigation costs:

	October 3,	September 28,
	2004	2003

	(amounts in thousands)
Current

Liability for various state funds and previous guaranteed cost policies	$2,677	$5,302
Accrued workers’ compensation	12,359	9,961

Accrued workers’ compensation	$15,036	$15,263

Long-term

Other liabilities	$300	$—
Accrued CIGA litigation costs	5,877	—
Accrued workers’ compensation	24,090	20,681

Other liabilities	$30,267	$20,681

      The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of October 3, 2004, the Company has outstanding letters of credit of $34.7 million (collateralized with $16.0 million in cash) and pledged cash and securities totaling $21.9 million. Subsequent to year end, the $16.0 million in cash became unrestricted under the new Credit Agreement (see Note 4 to the notes to consolidated financial statements). The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. Accordingly, the Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.

      From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open California claims under the Reliance workers’ compensation program. The Company recorded a $5.9 million charge to operating income during the fourth quarter of fiscal 2004 as a result of the October 2004 Court of Appeal’s decision (see further discussion under Item 3. Legal Proceedings).

Employees

      As of October 3, 2004, the Company employed a staff of approximately 700 individuals (excluding temporary associates). During fiscal 2004, approximately 124,000 temporary associates were placed by the Company through Company-owned and independently-managed franchised offices. Approximately 72,000 of the temporary associates were employed by Company-owned offices and approximately 45,000 were employed by the Company, through licensed franchise offices. Approximately 7,000 of the temporary associates were placed by traditional franchise offices and as such are not employed by the Company but rather are legal employees of the traditional franchisees. At any given time during 2004, only a portion of these employees were placed on temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.

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

      The Company has registered the following trademarks and service marks with the U.S. Patent & Trademark Office for use in its operation: REMEDY®, REMEDY TEMPORARY SERVICES®, REMEDYTEMP®, REMEDY TECHNICAL®, CALLER ACCESS®, INTELLISEARCH®, INTELLIGENT STAFFING®, HIRE INTELLIGENCE®, EDGE®, VSM®, HPT®, THE INTELLIGENT TEMPORARY®, REMEDY LOGISTICS GROUP®, REMX TECHNOLOGY GROUP®, REMX® Financial Staffing, REMX® IT Staffing, AXCESS INTERACTIVE CUSTOMER CARE®, RECRUITRAC®, I/SEARCH 2000®, MAPS® and REMX® OfficeStaffing. In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register the service mark MEGABLASTSM, RemXFactor™, Remedy Manager Match™, Remedy Talent Magnet™, and Remedy Knowledge Bank™. In general, these marks are used by the Company and its licensees and franchisees, except that REMX TECHNOLOGY GROUP®, REMX® Financial Staffing, REMX® IT Staffing, REMX® OfficeStaff and RemXFactor™ are used exclusively by the Company.

Risk Factors

      In evaluating Remedy’s business, you should carefully consider the following risk factors in addition to information contained elsewhere in this Annual Report on Form 10-K.

Any significant economic downturn could result in our clients using fewer temporary employees, which could materially adversely affect the Company.

      Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, businesses may reduce their use of temporary employees before undertaking layoffs of their full-time employees, resulting in decreased demand for Remedy’s temporary personnel. Further, in an economic downturn, the Company may face pricing pressure from its clients and increased competition from other staffing companies, which could have a material adverse effect on the Company’s business. The overall slowdown in the U.S. economy in 2001 and 2002 had a significant adverse impact on the Company’s revenues. Additionally, because the Company currently derives a significant portion of its revenues from the California market (approximately 44.0% in fiscal 2004), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.

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

      Remedy is in the business of employing people and placing them in the workplace of other businesses. Attendant risks of these activities include possible claims by clients of employee misconduct or negligence, claims by employees of discrimination or harassment (including claims relating to actions of Remedy’s clients), claims related to the inadvertent employment of illegal aliens or unlicensed personnel, payment of workers’ compensation claims and other similar claims. Remedy has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. However, there can be no assurances that Remedy will not experience these problems in the future or that Remedy may not incur fines or other losses or negative publicity with respect to these problems that could have a material adverse effect on Remedy’s business.

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

      On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of October 3, 2004.

      Remedy retains a portion of the risk under its workers’ compensation program (see “Business — Workers’ Compensation”). The estimated remaining deductible liability for all existing and incurred but not reported claims is accrued based upon actuarial methods using current claims information, as well as prior experience, and may be subsequently revised based on new developments related to such claims. Changes in the estimates underlying the claims reserve are charged or credited to earnings in the period determined, and therefore large fluctuations in any given quarter could materially adversely affect earnings in that period.

      The Company is contractually required to maintain irrevocable letters of credit and pledged cash and securities, currently aggregating $34.7 million and $21.9 million, respectively, to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts. Remedy expects the amount of collateral required will continue to increase. In the event that Remedy loses its current credit facilities, or cash flow and borrowing capacity under the existing credit facilities are insufficient to meet this increasing obligation, the Company will be required to seek additional sources of capital to satisfy its liquidity needs which could have a material adverse effect on the Company’s business.

Remedy derives a significant portion of its revenues from licensed franchised operations.

      The Company derives a substantial amount of its revenues (34.0% in fiscal 2004) from licensed franchise operations. The ownership of the Company’s licensed franchise offices is concentrated, with the ten largest licensed franchisees together accounting for approximately 17.7% of the Company’s revenues in fiscal 2004. There can be no assurance that the Company will be able to attract new franchisees or that the Company will be able to retain its existing franchisees. The loss of one or more of these relationships, or other franchisees who may in the future account for a significant portion of the Company’s revenues, could have a material adverse effect on the Company’s results of operations.

The Company is continually subject to the risk of new regulations, which could harm its business.

      The Company is subject to bills introduced in Congress and various state legislatures, which, if enacted, could impose conditions that could have a negative financial impact on the Company and harm its business operations. Remedy takes an active role (through its affiliations with, and participation in, various staffing industry organizations) in opposing proposed legislation adverse to its business and in informing policy makers as to the social and economic benefits of its business. However, there can be no assurance or guarantees that any of these bills (or future bills) will not be enacted, in which case, demand for the Company’s services or its financial condition, or both, may suffer.

The Company faces litigation that could have a material adverse effect on its business, financial condition and results of operations.

      In the ordinary conduct of business, the Company is subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, employment matters. It is possible that the Company may be required to pay substantial damages or settlement costs in excess of its insurance coverage, which could have a material adverse effect on its financial condition or results of operations. The Company could also incur substantial legal costs, and management’s attention and resources could be diverted from the business. Please see Item 3. Legal Proceedings, for more detailed information on these litigation risks.

Item 2.	Properties

      The Company does not own any real property. The Company leases its corporate headquarters in Aliso Viejo, California, from OTR, an Ohio general partnership. The lease agreement, as amended, provides for leased premises, totaling approximately 51,202 square feet in size, at a fixed rate of $1.80 per square foot per month until September 30, 2007 and $2.05 per square foot per month from October 1, 2007 until September 30, 2010. The base rent includes amounts for operating costs, which include, but are not limited to, property taxes, utilities, supplies, repairs and maintenance, janitorial staff, security staff and insurance premiums on the building. In addition to base rent, the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease for an additional term of five years. The Company moved into its current corporate headquarters in September 1998, and the initial term of its lease, as amended, expires on September 30, 2010.

      As of October 3, 2004, the Company leased the space occupied by all of its Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The company-owned office lease agreements generally provide for terms of three to five years. The inability to renew all or a majority of the leases on similar or favorable terms to the Company could have a material impact on the financial condition of the Company. The Company assists its franchisees in selecting sites for independently-managed offices, but presently does not own and is not obligated under any leases at these sites.

Item 3.	Legal Proceedings

Litigation

     Class Action

      On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., Remedy Intelligent Staffing, Inc., Remedy Temporary Services, Inc., Karin Somogyi, Paul W. Mikos, and Greg Palmer. The Complaint purported to be a class action brought by the individual plaintiffs on behalf of all of the Company’s franchisees. The Complaint alleged claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, an accounting, unfair and deceptive practices, restitution and equitable relief. On or about December 3, 2002, plaintiffs filed an Amended Complaint alleging these same causes of action, but adding additional facts to the Complaint particularly with respect to the Company’s workers’ compensation program and adding claims regarding unfair competition on behalf of the general public in addition to their existing class action claim. The plaintiffs claimed that Remedy wrongfully induced its franchisees into signing franchise agreements and took other action that caused the franchisees damage.

      The Company believed that plaintiffs’ claims fell within the arbitration clause contained in the franchise agreements signed by plaintiffs. As a result, immediately after plaintiffs filed suit, the Company filed arbitration demands against plaintiffs with the American Arbitration Association. On or about April 1, 2003, the Company amended its arbitration demands to add claims against plaintiffs relating to workers’ compensation.

      The Company denied and continues to deny the allegations in the Complaint. There has been no finding of wrongdoing by the Company. Nevertheless, to avoid costly, disruptive, and time-consuming litigation, and without admitting any wrongdoing or liability, the Company negotiated and agreed to a settlement with plaintiffs and stipulated to the certification of a settlement class comprised of all individuals or entities that entered into a Franchise Agreement (including renewals or amendments thereof) with RemedyTemp, Inc. and/or Remedy Intelligent Staffing, Inc. anytime prior to March 29, 2004.

      On April 6, 2004, the Court preliminarily approved the parties’ settlement agreement and conditionally certified the Settlement Class. All discovery and other proceedings in this action were stayed, except as may be necessary to implement the Settlement Agreement. On September 9, 2004, the Court issued a final approval of the Settlement Agreement. The exposure is deemed immaterial to the Company’s consolidated financial statements and is included in the consolidated statements of operations for the fiscal year ended October 3, 2004.

     CIGA

      In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB, en banc, affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding was concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision. The Court heard oral argument in the matter on July 9, 2004.

      On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. The Company intends to seek further review of that decision by way of rehearing by the Court of Appeal and/or review by the California Supreme Court. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. Both avenues of further review are discretionary with the court such that the Company does not have an absolute right to such review.

      Despite the Company’s determination to further pursue the appellate review process, there can be no assurance that such efforts will be successful in overturning the Court of Appeal’s decision. In the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering the clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the clients’ insurance coverage, potentially including but not limited to the clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (TPA) handling the claims for CIGA, for the claims in question, which totals $31.4 million at October 3, 2004 revised from $40.0 million at June 27, 2004 due to additional information provided to the Company by the TPA. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

      Based on the Court of Appeal’s decision, the Company has recorded a $5.9 million charge to operating income. This amount represents the Company’s current estimate based on review of known information and was established for costs associated with the indemnification of certain clients for losses they may suffer as a result of the ruling. The $5.9 million charge was based on the Company’s review of customer contracts, review of the Loss Run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is therefore subject to change as more information becomes available to the Company. Additionally, the Company reclassified $0.2 million, $0.8 million and $0.4 million of legal expenses incurred in fiscal 2004, 2003, and 2002, respectively, related to the CIGA matter from selling and administrative expense to CIGA litigation costs. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future goodwill payments is a range of $2.0 million to $3.0 million. This estimate is subject to change.

     Other Litigation

      From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Based on current available information, management does not believe the Company is party to any other legal proceedings that are likely to have a material adverse effect on its business, financial condition, cash flows or results of operations.

     Other Contingency

      On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of October 3, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the Company’s fourth quarter of the fiscal year ended October 3, 2004.

Executive Officers of the Registrant

      The executive officers of the Company hold their respective positions at the pleasure of the Company’s Board of Directors. The executive officers and their respective ages as of October 3, 2004 are set forth below.

Name	Age	Position(s) Held

Greg D. Palmer	48	President and Chief Executive Officer
Monty A. Houdeshell	56	Senior Vice President and Chief Financial Officer
Janet L. Hawkins	49	Senior Vice President, Sales and Marketing
Gunnar B. Gooding	41	Vice President, Human Resources and Legal Affairs

      Greg D. Palmer has served as President and Chief Executive Officer of the Company since January 2001. From January 1998 to January 2001, Mr. Palmer served as Executive Vice President and Chief Operations Officer of the Company. From 1985 to December 1997, and prior to joining the Company, Mr. Palmer served in senior level management positions in the southeast and northeast divisions and previously as Senior Vice President in charge of managing operations in the western United States for Olsten Corporation, formerly a provider of staffing and health care services

      Monty A. Houdeshell has served as Senior Vice President, Chief Financial Officer of the Company since of January 1, 2003. From 1988 until November 1999 he was Vice President, Chief Financial Officer of Furon Company. Prior to 1988, he was Vice President, Chief Financial Officer of Oak Industries, Inc.

      Janet L. Hawkins has served as the Senior Vice President of Sales and Marketing for the Company since July 2003. From 1978 to June 2003, and prior to joining the Company, Ms. Hawkins served as President of Hawkins Advertising and Public Relations.

      Gunnar B. Gooding has served as Vice President, Human Resources and Legal Affairs of the Company since April 2000 and prior to that as Vice President, General Counsel since September 1998. From September 1989 to September 1998, Mr. Gooding worked as an attorney at Gibson, Dunn & Crutcher LLP where he specialized in employment litigation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      Since July 11, 1996, the Company’s Class A Common Stock has been traded on the NASDAQ National Market under the symbol “REMX.” Prior to July 11, 1996, the Company’s stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock for fiscal 2004 and fiscal 2003:

	For the Three Months Ended

	December 28,	March 28,	June 27,	October 3,
	2003	2004	2004	2004

High	$13.41	$13.82	$14.49	$12.31
Low	$10.60	$10.88	$11.28	$7.72

	December 29,	March 30,	June 29,	September 28,
	2002	2003	2003	2003

High	$15.85	$14.10	$12.56	$13.02
Low	$12.53	$10.02	$8.60	$9.27

      As of December 1, 2004, there were an estimated 68 shareholders of record of the Company’s Class A Common Stock and five shareholders of record of the Company’s Class B Common Stock.

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

Securities Available for Issuance Under Our Equity Compensation Plans

      The following table provides information with respect to the Company’s equity compensation plans as of October 3, 2004, which plans were as follows: the Company’s 1996 Amended and Restated Stock Incentive Plan, 1996 Employee Stock Purchase Plan and the Non-Employee Director Plan.

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	678,578	$14.99	478,051 (1)
Equity compensation plans not approved by security holders	—	—	29,362 (2)

Total	678,578	$14.99	507,413

(1)	Includes 122,978 shares of Common Stock that may be issued under the Company’s 1996 Employee Stock Purchase Plan and 355,073 shares of Common Stock that may be issued under the Company’s 1996 Amended and Restated Stock Incentive Plan.

(2)	Pertains to shares of Common Stock that may be issued under the Non-Employee Director Plan discussed below.

Non-Employee Director Plan

      Directors who are also employees or officers of the Company receive no extra compensation for their service on the Board. Pursuant to the Non-Employee Director Plan, effective March 16, 1998, and amended by the Board on October 1, 2003, independent directors receive an annual retainer in the form of cash or shares of Common Stock valued at $25,000 on the date of their election or re-election to the Board. For those directors electing to receive their retainer in stock, the shares that are issued under the Non-Employee Director Plan are held in trust, on a deferred basis (subject to an exception for financial hardship) until a director is no longer a director of the Company. Such shares are issued in trust no later than ten business days after the next annual meeting of shareholders following election or re-election, provided that the director has remained a director during such time. The maximum aggregate number of shares that have been authorized for issuance under the Non-Employee Director Plan is 75,000 shares, subject to adjustment upon recapitalization, stock dividends, stock splits and similar changes in the Company’s capitalization as provided in the plan.

Item 6.     Selected Financial Data

      The selected financial data with respect to the Company set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and Notes thereto. The fiscal year end of the Company is a 52 or 53 week period ending the Sunday closest to September 30. Fiscal year 2004 consisted of 53 weeks, all other fiscal years presented consisted of 52 weeks. The following selected financial information as of and for the fiscal years ended October 3, 2004, September 28, 2003, September 29, 2002, September 30, 2001 and October 1, 2000 has been derived from the audited financial statements of the Company.

	Fiscal Year

	2004	2003	2002	2001	2000

	(Amounts in thousands, except per share data)
Statement of Operation Data:
Total revenues	$519,928	$481,965	$464,538	$519,223	$557,860

(Loss) income before income taxes and cumulative effect of adoption of a new accounting standard	$(13,115)	$(18,542)	$2,514	$12,356	$22,515
(Benefit from) provision for income taxes	(323)	8,280	377	3,960	8,151

(Loss) income before cumulative effect of adoption of a new accounting standard(1)	(12,792)	(26,822)	2,137	8,396	14,364
Cumulative effect of adoption of a new accounting standard, net of tax(2)	—	2,421	—	—	—

Net (loss) income	$(12,792)	$(29,243)	$2,137	$8,396	$14,364

Earnings per share — basic:
(Loss) income before cumulative effect of adoption of a new accounting standard ares, basic	$(1.42)	$(2.98)	$0.24	$0.94	$1.62
Cumulative effect of adoption of a new accounting standard, net of taxes	—	(0.27)	—	—	—

Net (loss) income — basic	$(1.42)	$(3.25)	$0.24	$0.94	$1.62

Earnings per share — diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(1.42)	$(2.98)	$0.24	$0.94	$1.59
Cumulative effect of adoption of a new accounting standard, net of taxes	—	(0.27)	—	—	—

Net (loss) income — diluted	$(1.42)	$(3.25)	$0.24	$0.94	$1.59

Weighted-average number of shares:
Basic	9,022	9,010	8,973	8,917	8,878

Diluted	9,022	9,010	9,076	8,940	9,020

Balance Sheet Data:(3)
Cash and cash equivalents	$7,348	$13,236	$26,101	$37,362	$1,084
Restricted cash and investments	$41,086	$24,269	$—	$—	$—
Investments	$66	$15,730	$22,955	$1,708	$1,960
Working capital	$54,957	$56,074	$83,822	$74,496	$62,983
Total assets	$137,621	$139,194	$146,544	$137,302	$119,534
Shareholders’ equity	$63,511	$75,364	$102,984	$99,575	$90,471

(1)	The Company recorded a full valuation allowance of $22,581 and $16,879 against the deferred tax assets for fiscal 2004 and 2003, respectively (see Note 5 to the notes to consolidated financial statements).

(2)	Effective September 30, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. As a result, the Company recorded at non-cash charge of $2,421, net of income taxes of $1,634 (see Note 1 to the notes to consolidated financial statements).

(3)	Certain items in prior periods have been reclassified to conform to current year classifications.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

      The Company provides temporary staffing services to industrial, service and technology businesses, professional organizations and governmental agencies. During the twelve fiscal months ended October 3, 2004, the Company placed approximately 124,000 temporary workers and provided approximately 39 million hours of staffing services to over 10,000 clients. The Company’s revenue was $519.9 million, $482.0 million, and $464.5 million for fiscal years 2004, 2003, and 2002, respectively.

Executive Summary

      The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. During the last twelve months, global economic conditions have continued to improve which appears to signal a sustainable job-creating recovery. The demand for temporary staffing has also continued to grow as demonstrated by recent reports from the Bureau of Labor Statistics (the “BLS”) stating that staffing industry companies employed 9.7% more workers in September 2004 than in the same period of 2003 resulting in the sixteenth consecutive month of year-over-year improvements. Management continues to be encouraged by the recent economic data, as well as the steady job growth in the staffing industry. Historic trends in employment growth following a recession have been slowed, due in part to productivity gains and modest new job growth.

      The increases in workers’ compensation costs and state unemployment insurance costs the Company experienced in fiscal 2003 and 2004 have been significant. However, the Company does not expect the increases in state unemployment costs to continue at such a significant rate throughout fiscal 2005 and expects workers compensation costs to continue to stabilize throughout fiscal 2005 as seen in the last six months of fiscal 2004. During the fourth quarter of fiscal 2004, the Company recorded a $5.9 million charge to operating income as a result of an October 2004 Court of Appeal’s decision (see further discussion under Item 3. Legal Proceedings).

      With long-term positive prospects, the staffing industry has always been inherently difficult to forecast due to its dependence on economic factors and the strength of the labor market. However, the Company has developed a forecasting tool jointly with the A. Gary Anderson Center for Economic Research at Chapman University. The Quarterly Labor Forecast Report, which is based upon BLS and other economic factors, helps to predict total demand for temporary labor. The Company has been utilizing this tool for several years and has recently begun to publish the results on a quarterly basis.

      Taking advantage of its strong brand name and infrastructure, the Company has positioned itself for profitable growth in fiscal 2005. The Company’s long-term growth strategies include:

•	Increasing the proportion of revenue from its Company-owned offices;

•	Increasing the proportion of revenue generated from outside of California to mitigate rising state unemployment costs and workers’ compensation costs;

•	Increasing Company-owned office revenues (“Company-owned office revenue” or “direct revenue”) in its higher margin clerical business;

•	Increasing direct hire revenue (whereby the Company earns a fee for placing an associate in a permanent position);

•	Targeting small (“retail”) to midsize clients which typically generate higher margins; and

•	Increasing the number of sales representatives in the field in the next several years (referred to as the Company’s investment hire goal).

•	Growing the niche sectors of the Company’s business (financial staffing, information technology services and officestaff services) to take advantage of higher gross margins.

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

	Fiscal Year

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Company-Owned Offices
Number of offices	130	116	126	117	114
Average hours billed per office	190,974	193,492	168,258	204,782	225,682
Total revenue	$341,691	$300,070	$267,207	$288,396	$306,955
Average revenue per office	$2,628	$2,587	$2,121	$2,465	$2,693
Licensed Franchise Offices
Number of offices	98	109	126	156	141
Average hours billed per office	128,365	125,072	115,617	106,185	130,303
Total revenue	$176,699	$180,262	$195,588	$228,236	$247,246
Average revenue per office	$1,803	$1,654	$1,552	$1,463	$1,754
Traditional Franchise Offices
Number of offices	10	13	14	17	27
Average hours billed per office	167,724	124,696	137,904	180,973	154,869
Total billings	$23,846	$23,255	$26,776	$40,420	$55,906
Average billings per office	$2,385	$1,789	$1,913	$2,378	$2,071
Royalties revenues and initial franchise fees	$1,538	$1,633	$1,743	$2,591	$3,659
Total Offices	238	238	266	290	282
Average Hours Billed Per Office	164,217	158,399	141,726	150,348	171,212
Total Company Revenues	$519,928	$481,965	$464,538	$519,223	$557,860

Results of Operations (amounts in thousands)

     Fiscal 2004 Compared to Fiscal 2003

     Revenue

	For the Fiscal Year Ended		Favorable
			(Unfavorable)
	October 3,	September 28,
	2004	2003	$ Change	% Change

Company-owned office revenues	$341,691	$300,070	$41,621	13.9%
Licensed franchise revenues	176,699	180,262	(3,563)	(2.0%)
Franchise royalties and initial franchise fees	1,538	1,633	(95)	(5.8%)

Total revenues	$519,928	$481,965	$37,963	7.9%

•	The mix between direct, licensed franchise and traditional franchise royalty revenues shifted with direct revenues accounting for 65.7% of total revenues for fiscal 2004 up from 62.3% for fiscal 2003. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

•	Direct revenue increased 13.9% to $341,691 in fiscal 2004 from $300,070 in fiscal 2003. Fiscal 2004 consisted of 53 weeks as compared to 52 weeks in fiscal 2003. The acquisition of two licensed franchises during the second and third quarters of fiscal 2003 and a traditional franchise during the second quarter of fiscal 2004 contributed to the increase in direct revenues (see Note 6 to the consolidated financial statements). Exclusive of the acquisitions, direct revenue increased $19,419. The Company’s RemX® specialty staffing division increased $12,004 to $28,953 for fiscal 2004 from $16,949 for fiscal 2003; $2,645 of the increase in RemX® is attributable to the acquisition of the traditional franchise office during the second quarter of fiscal 2004 as noted above. The Company also experienced increased revenue from the addition of several large new clients and increased revenue from existing clients.

•	The decrease in licensed franchise revenue is primarily related to the acquisitions of the licensed franchise offices as described above. The acquired offices generated licensed franchise revenue of $12,098 during fiscal 2003 prior to the acquisition dates. Exclusive of these acquisitions, licensed franchise revenue increased $8,535 in fiscal 2004 as a result of increased revenue from new and existing clients.

•	The Company’s focus on smaller retail clients during fiscal 2004 also contributed to the Company’s revenue growth and improved margins. The Company defines retail clients as clients with annual sales volume under $250 or clerical and RemX® clients with gross margin over 25.0% and light industrial clients with gross margin over 18.0%.

•	The Company’s investment hire goal had a positive impact on the fiscal 2004 revenue growth with the addition of 101 sales colleagues during the year representing a 68.7% increase in the Company’s sales force over the prior year.

      The following table summarizes the Company’s business mix as a percent of total revenue:

	For the Fiscal Year Ended

	October 3,	September 28,
	2004	2003

Light Industrial	67.7%	67.1%
Clerical	26.3%	29.0%
RemX®	5.6%	3.5%

•	The increase in percentage of revenues generated from the light industrial sector during fiscal 2004 is due to the addition of several new large clients and increased volume from existing clients. The increase was offset slightly by the loss of several smaller clients.

•	The decreased mix of revenue from the clerical sector is a result of decreased business with existing large volume clients; a significant portion was attributed to the financial services industry, offset somewhat by increased business with existing retail clients.

•	The continued increase in the revenues generated from the RemX® division and direct hire revenues is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

     Cost of Revenues

	For the Fiscal Year Ended		Favorable (Unfavorable)

	October 3,	September 28,
	2004	2003	$ Change	% Change

Cost of Company-owned office revenues	$286,158	$261,628	$(24,530)	(9.4)%
Cost of licensed franchise revenues	141,224	143,577	2,353	1.6%

Total cost of revenues	$427,382	$405,205	$(22,177)	(5.5)%

•	Total cost of direct and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 82.2% and 84.1% for fiscal 2004 and 2003, respectively. The 5.5% increase in total cost of revenue is consistent with the growth in total revenue with a 1.9% improvement in gross margin.

•	The increase in cost of direct revenues is consistent with the 13.9% increase in direct revenue offset with significant improvements in gross margin despite an increase in the state unemployment insurance costs during fiscal 2004. The Company believes that the increase in state unemployment insurance costs will continue primarily outside of California throughout fiscal 2005. The Company experienced a decrease in workers’ compensation expense, which directly contributed to the improvement in direct gross margin of 16.3% for fiscal 2004 as compared to 12.8% for fiscal 2003. The increase in gross margin is also attributable to the Company’s success in its efforts to increase markup (defined as the bill rate/wage rate) and the continued growth in the RemX® division which traditionally generates higher gross margins.

•	The decrease in cost of licensed franchise revenues is consistent with the 2.0% decrease in licensed franchise revenue.

•	Overall consolidated gross margin improved to 17.8% as compared to 15.9% for fiscal 2003 and was primarily attributable to the decrease in workers’ compensation expense from $33,197 in fiscal 2003 as compared to $27,944 in fiscal 2004. Increases in the Company’s markup during fiscal 2004, the continued growth in the RemX® division, and increased revenues from retail customers also contributed to the improved gross margins in fiscal 2004. The increase in gross margin was also enhanced with increases in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position. The improvements in gross margin were partially offset by increases in state unemployment insurance costs. State unemployment insurance costs represented 2.7% and 1.5% of total cost of revenue for fiscal 2004 and 2003, respectively.

     Operating Expenses

	For the Fiscal Year Ended		Favorable (Unfavorable)

	October 3,	September 28,
	2004	2003	$ Change	% Change

Licensees’ share of gross profit	$23,818	$24,431	$613	2.5%
Selling and administrative expenses	71,251	64,622	(6,629)	(10.3)%
CIGA litigation costs	6,080	796	(5,284)	(664.0)%
Depreciation and amortization	5,844	6,748	904	13.4%

Total operating expenses	$106,993	$96,597	$(10,396)	(107.6)%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The decrease in licensees’ share of gross profit is consistent with the decrease in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 67.1% for fiscal 2004 as compared to 66.6% for fiscal 2003 and primarily resulted from certain large franchisees renewing their licensed franchise agreements during the year, which incorporated certain revenue thresholds, resulting in higher gross profit payouts to the licensees, as well as an increase in direct hire revenue.

•	The following table summarizes the significant changes in selling and administrative expenses for fiscal 2004 as compared to fiscal 2003:

	Favorable (Unfavorable)

	Consolidated	RemX®
	Change	Change	Other Offices*

Colleague salary and related taxes	$(6,840)	$(3,220)	$(3,620)
Colleague travel and business conferences	(434)	(168)	(266)
Royalty payments	(369)	—	(369)
Legal fees	(140)	3	(143)
Profit sharing	(94)	(652)	558
Other SG&A	157	(819)	976
Rent	1,091	(218)	1,309

Net change	$(6,629)	$(5,074)	$(1,555)

*	Other Offices category includes the corporate office

•	Selling and administrative expenses as a percentage of total revenues were 13.7% for fiscal 2004 as compared to 13.4% for fiscal 2003. The primary factor contributing to the net increase was a $6,840 increase in colleague salaries due to the Company’s sales force investment hire goal and the expansion of the RemX® specialty staffing division, offset by a $1,091 decrease in rent expense resulting from the fiscal 2003 office closures.

•	During the fourth quarter of fiscal 2004, the Company recorded a $5,877 charge for the costs of indemnifying certain clients for losses they may suffer as a result of the Court of Appeal’s October 2004 decision (see Item 3. Legal Proceedings, regarding CIGA litigation for further discussion). Additionally, the Company reclassified $203, $796, and $355 of legal expenses incurred in fiscal 2004, 2003, and 2002, respectively, related to the CIGA litigation matter from selling and administrative expenses to CIGA litigation costs.

•	The decrease in depreciation and amortization for fiscal 2004 as compared to fiscal 2003 is due to a $985 amortization charge resulting from a change in accounting estimate related to the useful life of certain capitalized software costs during the fourth quarter of fiscal 2003. Additionally, the decrease resulted from an increase in fully depreciated fixed assets at October 3, 2004 as compared to September 28, 2003. The decrease in depreciation and amortization in fiscal 2004 was offset by the incremental amortization expense from identifiable intangible assets resulting from the franchise acquisition during the second quarter of fiscal 2004 (see Note 6 to the notes to consolidated financial statements).

      Loss from operations decreased $5,390 to an operating loss of $14,447 for fiscal 2004 from an operating loss of $19,837 for fiscal 2003. Improvement in the Company’s operating loss is due to the increase in direct revenues in conjunction with gross margin improvement. The decrease in depreciation and amortization also contributed to the improved operating profits.

      An income tax benefit of $323 was recorded in fiscal 2004 as compared to an income tax provision of $6,646 for fiscal 2003. The Company’s overall effective tax rate of 2.5% for fiscal 2004 differs from the statutory rate due primarily to the current period valuation allowance against the deferred tax asset. The effective tax rate of 29.4% for fiscal 2003 differs from the statutory rate due to the effect of the valuation allowance recorded against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

     Fiscal 2003 Compared to Fiscal 2002

     Revenue

	For the Fiscal Year Ended		Favorable (Unfavorable)

	September 28,	September 29,
	2003	2002	$ Change	% Change

Company-owned office revenues	$300,070	$267,207	$32,863	12.3%
Licensed franchise revenues	180,262	195,588	(15,326)	(7.8)%
Franchise royalties and initial franchise fees	1,633	1,743	(110)	(6.3)%

Total revenues	$481,965	$464,538	$17,427	3.8%

•	The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 62.3% of total revenues for fiscal 2003 as compared to 57.5% for fiscal 2002. This shift resulted primarily from (i) fewer licensed franchise offices in the current year as a result of the acquisition of a significant licensed franchise consisting of several offices (see Note 6 to the consolidated financial statements), closures due to reduced business and the non-renewal of expired licensed franchisee agreements, and (ii) incremental revenues generated from new Company-owned traditional and specialty staffing offices, as previously discussed. This overall shift in business mix is consistent with the Company’s long-term strategy of generating a higher proportion of its overall revenues from its Company-owned offices.

•	Total revenues increased 3.8% or $17,427 to $481,965 for fiscal 2003 from $464,538 for fiscal 2002. Direct revenues increased 12.3% to $300,070 from $267,207, licensed franchise revenues decreased 7.8% to $180,262 from $195,588 and traditional franchise royalties and initial franchise fees decreased 6.3% to $1,633 from $1,743 for fiscal 2003 compared to fiscal 2002, respectively. The main contributing factor ($17,733) for the shift between direct and franchise revenue is attributable to the acquisition of two franchises in Tennessee and Texas in the second and third quarters of fiscal 2003. The Company’s fiscal 2003 fourth quarter revenue increased 0.9% over the corresponding quarter in fiscal 2002 and 6.4% over the preceding fiscal 2003 third quarter. Although modest, this overall growth continues to be a positive trend compared with the prior year. The Company’s RemX® specialty staffing division, launched during fiscal 2002, increased revenues $12,533 to 3.5% of total consolidated revenue for fiscal 2003 as compared to 0.9% of total consolidated revenue for fiscal 2002. Additionally, the Company experienced a modest increase in the permanent placement revenues as compared to the prior year. Moreover, the Company’s revenue growth resulted from the change in its strategic plan to shift its overall business mix to higher margin services, in addition to increasing its sales capacity and new sales channels.

      The following table summarizes the Company’s business mix as a percent of total revenue:

	For the Fiscal Year Ended

	September 28,	September 29,
	2003	2002

Light Industrial	67.1%	68.9%
Clerical	29.0%	29.8%
RemX®	3.5%	0.9%

•	Revenues from the light industrial sector decreased as a percentage of total revenues to 67.1% as compared to 68.9% in the prior year.

•	The percentage of revenues from the clerical business line decreased to 29.0% of revenue for fiscal 2003 as compared to 29.8% of revenue for fiscal 2002.

•	As discussed earlier, the RemX® division increased to 3.5% of total consolidated revenue and is the Company’s fastest growing business line. The Company opened seven and ten RemX® offices during fiscal 2003 and 2002, respectively. RemX® is exclusively a Company-owned operation that provides specialized finance and accounting, IT staffing and office staffing services.

•	The Company closed 31 marginally profitable or non-revenue generating Company-owned offices during fiscal 2003. Management continues to strategically evaluate its existing and target markets and will continue to open additional offices where market conditions appear favorable and to consolidate underutilized offices as deemed appropriate.

•	Our target customer is the small-to-mid size account, generating approximately $250 to $5,000 in annual revenue. The margins typically are higher on this type of business, and it lessens our dependence on individual large-scale accounts. For the fiscal 2003 fourth quarter, our single largest customer represented 5.1% of revenue and the Company’s top ten clients combined comprised approximately 26.0%. Our goal is to significantly lower this percentage over the next three years from 26.0% to less than 15.0%. The Company’s ability to increase revenues depends significantly on the Company’s ability to continue to attract new clients, retain existing clients, open new offices, find and retain licensed franchisees and office managers, and manage newly opened offices to maturity. There can be no assurance that the Company’s revenues will increase.

     Cost of Revenues

	For the Fiscal Year Ended		Favorable (Unfavorable)

	September 28,	September 29,
	2003	2002	$ Change	% Change

Cost of Company-owned office revenues	$261,628	$219,418	$(42,210)	(19.2)%
Cost of licensed franchise revenues	143,577	153,113	9,536	6.2%

Total cost of revenues	$405,205	$372,531	$(32,674)	(8.8)%

•	Total cost of direct and licensed franchise revenues, which consists of wages and other expenses related to temporary associates, increased 8.8% or $32,674 to $405,205 for fiscal 2003 from $372,531 for fiscal 2002. Total cost of direct and licensed revenues as a percentage of revenues was 84.1% for fiscal 2003 compared to 80.2% for fiscal 2002.

•	The overall reduction in gross margin is a continued trend and is primarily related to an increase in workers’ compensation costs from $18,706 for fiscal 2002 to $33,197 for fiscal 2003. A substantial portion of the increase resulted from increases in medical costs in California. The decrease in the gross margin is also attributable to a lower markup resulting from continued pricing pressures experienced throughout the staffing industry and a sharp increase in state unemployment insurance costs that the Company believes will continue to increase in fiscal 2004, both within and outside of California. There can be no assurance that the Company’s gross margin will improve in the future.

     Operating Expenses

	For the Fiscal Year Ended		Favorable (Unfavorable)

	September 28,	September 29,
	2003	2002	$ Change	% Change

Licensees’ share of gross profit	$24,431	$28,741	$4,310	15.0%
Selling and administrative expenses	64,622	56,657	(7,965)	(14.1)%
CIGA litigation costs	796	355	(441)	(124.2)%
Depreciation and amortization	6,748	5,371	(1,377)	(25.6)%

Total operating expenses	$96,597	$91,124	$(5,473)	(6.0)%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation, as previously discussed. Licensees’ share of gross profit decreased 15.0% or $4,310 to $24,431 for fiscal 2003 from $28,741 for fiscal 2002 due to an overall 13.6% net decrease in licensed franchise gross profits, as well as reduced permanent placement business for which licensed franchisees typically earn a larger percentage of the related gross margin. Licensees’ share of gross profit as a percentage of licensed gross profit was 66.6% for fiscal 2003 as compared to 67.7% for fiscal 2002.

•	Selling and administrative expenses increased 14.1% or $7,965 to $64,622 for fiscal 2003 from $56,657 for fiscal 2002. Selling and administrative expenses as a percentage of total revenues was 13.4% for fiscal 2003 and 12.2% for fiscal 2002. Several factors contributed to this increase, including the Company’s continued investment in its revenue-generating projects, specifically $2,100 related to the RemX® specialty staffing division and the Company’s national expansion efforts in targeted geographic locations. The Company increased its sales force by 10.9% during the fourth quarter of fiscal 2003. Additionally, as discussed in Note 7 to the consolidated financial statements, the Company closed or consolidated several under-performing offices during the third and fourth quarters of fiscal 2003 resulting in a $992 charge for the related remaining lease obligations, severance benefits and other associated costs. The Company also experienced an increase of $636 in group health insurance premiums, $508 in general insurance costs, $223 in legal fees, $1,046 in consulting costs, $1,218 in colleague salaries and $513 in amortization of unearned compensation. There can be no assurance that selling and administrative expenses will not increase in the future, both in absolute terms and as a percentage of total revenues. Increases in these expenses could adversely affect the Company’s profitability.

•	Depreciation and amortization increased 25.6% or $1,377 to $6,748 for fiscal 2003 from $5,371 for fiscal 2002. This increase primarily resulted from the change in accounting estimate related to the useful life of certain capitalized software costs, as discussed in Note 1 to the consolidated financial statements. The change in estimate resulted in an additional $985 amortization charge during the fourth quarter of fiscal 2003. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and its offices were not fully utilizing the system. Additionally, included in depreciation expense during the fourth quarter of fiscal 2003, the Company recorded a $477 impairment charge related to capitalized software costs, as discussed in Note 1 to the notes to consolidated financial statements.

      Income from operations decreased $20,720 to an operating loss of $19,837 for fiscal 2003 from operating income of $883 for fiscal 2002 due to the factors described above, which included significant increases in workers’ compensation expense, continued increases in state unemployment insurance, decrease in licensee’s gross profit margins, increase in selling and administrative expenses, and increased depreciation expense.

      The Company incurred a loss (before cumulative effect of adoption of a new accounting standard) of $26,822 for fiscal 2003, as compared to income of $2,137 for fiscal 2002. In addition to the reasons for the loss described above, the Company provided a $16,880 valuation allowance against the net deferred tax assets based upon the Company’s recent cumulative losses over the past three years (see Note 5 to the notes to consolidated financial statements).

      The cumulative effect of adoption of a new accounting standard of $2,421 (net of tax of $1,634) for fiscal 2003 represents the goodwill impairment charge resulting from the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 effective the beginning of fiscal 2003, as discussed in Note 1 to the notes to consolidated financial statements.

Liquidity and Capital Resources (amounts in thousands)

      The Company’s balance sheet includes $48,500 in cash and investments as of October 3, 2004 (including restricted cash and investments discussed below), and it continues to be debt free, although significant letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information systems initiatives and direct office openings) and franchise acquisitions. Beginning in the third quarter of fiscal 2003, the Company collateralized $21,615 of its workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit. During the second quarter of fiscal 2004, the Company used $16,000 in cash to collateralize its $40,000 line of credit as required by its new credit facility, as discussed below and in Note 4 to the consolidated financial statements. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-45 days after the related billing.

      Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized below:

	For the Fiscal Year Ended

	October 3,	September 28,
	2004	2003

Cash provided by (used in):
Operating activities	$(413)	$9,417
Investing activities	(5,680)	(22,415)
Financing activities	193	112
Effect of exchange rate on cash	12	21

Net decrease in cash and cash equivalents	(5,888)	(12,865)
Cash and cash equivalents at beginning of period	13,236	26,101

Cash and cash equivalents at end of period	$7,348	$13,236

•	Cash flows from operating activities, compared to the preceding year, were primarily impacted by the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments.

•	Cash used in investing activities is primarily related to the Company’s investment portfolio, which includes highly rated debt securities with various maturity dates through fiscal 2007. Net cash inflows related to available-for-sale investments were $15,438 during fiscal 2004 as compared to $9,030 of net cash outflows in the corresponding prior year period. Cash used for purchases of fixed assets, including information systems development costs, was $3,365 for fiscal 2004 and $2,622 for fiscal 2003. The Company continues to invest in computer-based technologies and direct office openings and anticipates approximately $4,000 in related capital expenditures for fiscal 2005.

•	Cash provided by financing activities is primarily a result of shares of the Company’s Class A Common Stock issued through the Employee Stock Purchase Plan.

      Cash and cash equivalents decreased $5,888 from the prior year as a result of the Company’s collateralization of its $40,000 line of credit via restricted cash and investments commencing in the second quarter of fiscal 2004. See additional discussion below regarding the Company’s credit facility.

      As discussed in Note 3 to the consolidated financial statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts as of October 3, 2004 is approximately $36,449 of which $12,359 is recorded as current and $24,090 is recorded as non-current in the consolidated balance sheets. The Company also has an aggregate $2,677 current liability recorded at October 3, 2004 for amounts due to various state funds related to workers’ compensation.

      The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $34,661 and $21,911 as of October 3, 2004 and September 28, 2003,

respectively. Quarterly, the Company is required to pay 0.75% in interest on the first $16,000 of the outstanding letters of credit and 1.50% on the remaining $18,661.

      The Company executed a credit facility dated February 4, 2004 with Bank of America, which replaced its existing credit agreement with Bank of America and Union Bank of California. The credit facility provides for aggregate borrowings not to exceed $40,000, including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit is collateralized by certain assets of the Company. In addition, the Company is required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which is classified as restricted cash and investments in the accompanying consolidated balance sheets. The credit agreement expires on June 1, 2005. The interest rate on the outstanding borrowings, including any outstanding letters of credit, is at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and is paid monthly. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to comply with certain restrictive covenants, the most restrictive of which limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis. As of October 3, 2004 the Company was in compliance with all restrictive covenants with exception of the net loss limitation covenant. Subsequent to year end the Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America is effective December 1, 2004. Under the new Credit Agreement, the Company is in compliance with all restrictive covenants as prescribed in the Credit Agreement.

      The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company will also be required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by Bank of America as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is not required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its current credit facility.

      The Company has no borrowings outstanding as of each of the three fiscal years ended October 3, 2004. The Company had outstanding letters of credit totaling $34,661, $21,911 and $31,028 at October 3, 2004, September 28, 2003 and September 29, 2002, respectively, to collaterize its remaining workers’ compensation deductible liability discussed in Note 3.

      The Company will most likely be required to increase the amount of letters of credit outstanding for its new workers’ compensation program commencing April 4, 2005. At October 3, 2004, the Company had $5,339 available under the line of credit existing at such time. The Company believes that this amount plus the letter of credit reductions for previous year programs and the new Credit Agreement described above will be sufficient for the new insurance policy.

      The following table summarizes the letters of credit and pledged cash and securities at October 3, 2004 and September 28, 2003:

	October 3,	September 28,
	2004	2003

Collateralized certificate of deposit related to bank agreement	$16,000	$—
Deferred compensation investments	3,161	2,654

Total restricted investments — current	$19,161	$2,654

Pledged cash and securities related to workers compensation polices	$21,925	$21,615

Total restricted cash and investments — long-term	$21,925	$21,615

Letters of credit	$34,661	$21,911

      From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and is currently in liquidation. The Company is in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open California claims under the Reliance workers’ compensation program. During the fourth quarter of fiscal 2004, the Company recorded a $5,877 charge for the costs of indemnifying certain clients for losses they may suffer as a result of the Court of Appeal’s October 2004 decision. This charge is based upon various estimates and is subject to change as more information becomes available to the Company. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future goodwill payments is a range of $2,000 to $3,000 (see Part I, Item 3, Legal Proceedings and Note 8 to the notes to consolidated financial statements). This estimate is subject to change.

      On August 26, 2004, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). The registration statement covers an aggregate of up to $30,000 of securities registered by the Company, which may consist of common stock, preferred stock, debt securities, depositary shares and or warrants. The registered securities may be sold in one or more offerings in the future. Specific terms and prices will be determined at the time of any offering and included in a related prospectus supplement to be filed with the SEC.

      On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of October 3, 2004.

      From time to time, the Company may selectively purchase licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions. The Company may continue evaluating certain strategic acquisitions which may have an impact on liquidity depending on the size of the acquisition.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations (amounts in thousands)

      The Company has no significant contractual obligations not fully recorded in the consolidated balance sheets or fully disclosed in the Notes to the consolidated financial statements.

      As of October 3, 2004, the Company’s contractual obligations included:

	Contractual Obligations Payment Due by Period

		Fiscal	Fiscal	Fiscal
	Total	2005	2006-2007	2008-2009	Thereafter

Operating Leases	$14,836	$4,328	$5,778	$3,463	$1,267
Workers’ Compensation*	36,449	12,359	10,127	4,603	9,360

Total	$51,285	$16,687	$15,905	$8,066	$10,627

*	Estimated obligation is based upon actuarial analysis and represents the remaining deductible liability under the Company’s current workers’ compensation contracts. This amount excludes $2,677 of additional amounts due to various state funds related to workers’ compensation.

      The Asset Purchase Agreement related to the January 2004 acquisition of one of the Company’s traditional franchise operations includes provisions for contingent payments for the three years subsequent to the closing date and is based upon performance targets related to increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the prior year. If a contingent payment is required, the Company will account for it as an increase to the purchase price and record it as goodwill. Additionally, contingent payments based on an increase in EBITDA over the prior year for the two years subsequent to December 29, 2002 are provided for in the Stock Purchase Agreement related to the March 2003 acquisition of a large licensed franchise operation. The Company was not required to make a payment for the twelve months ended December 31, 2003. If a contingent payment is required at December 31, 2004, it will be accounted for as an increase to the purchase price and recorded as goodwill. (See Note 6 to the notes to consolidated financial statements).

      The Company believes that its current and expected levels of working capital of $54,957 and line of credit are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. The Company would pursue other sources of capital, should it be necessary.

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

      Revenue Recognition — The Company generates revenue from the sale of temporary staffing and permanent placement services by its Company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Permanent placement revenues are recognized when the permanent placement candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed for the

Company’s permanent placement guarantee period, typically 30-100 days and have historically been insignificant to the Company’s overall results of operations.

      The Company accounts for the revenues and the related direct costs in accordance with Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on the behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the income statement, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchised agreement, the franchisee has the direct contractual relationship with clients, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its income statement and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements the Company has the direct contractual relationship with clients, holds title to the related customer receivables and is the legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

      Accounts Receivable — Remedy provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its clients to make required payments. This allowance is based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its clients’ financial strength and any other known factors impacting collectibility. If the financial condition of its clients were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Remedy’s estimates are influenced by the following considerations: the large number of clients and their dispersion across wide geographic areas, the fact that no single customer accounts for 10% or more of its total revenues and its continuing credit evaluation of its clients’ financial conditions.

      Workers’ Compensation Costs — The Company maintains reserves for its workers’ compensation obligations using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the reserve, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

      Goodwill and Other Intangible Assets — Effective the first quarter of fiscal 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 applies to goodwill and intangible assets that are not amortized. SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually or if events or circumstances change that may reduce the fair value of the reporting unit below its book value. Reporting units are determined based on geographic groupings of Company-owned offices. Intangible assets with finite lives continue to be amortized over their estimated useful lives. In connection with the initial impairment test upon adoption, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2.4 million, net of income taxes of $1.6 million, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the

Company’s consolidated statements of operations for the fiscal year ended September 28, 2003. The Company performs its annual impairment test at the end of each fiscal year.

      Other Long-Lived Assets — Effective the first quarter of fiscal 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets including intangibles subject to amortization, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When it determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. The Company recorded $0.8 million, of asset impairment charges related to capitalized software for fiscal 2003, of which $0.5 million is included in depreciation expense and $0.3 million is included in selling and administrative expense (see Note 1 to notes to consolidated financial statements). There were no asset impairment charges in fiscal years 2004 and 2002.

      Income Taxes — In preparing the Company’s consolidated financial statements, management estimates the Company’s income taxes in each of the taxing jurisdictions in which it operates. This includes estimating the Company’s actual current tax expense together with any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.

      Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003, however, continued market softness and significant increases in workers’ compensation costs resulted in significant losses in fiscal 2003. The Company experienced losses throughout fiscal 2004.

      As a result of the Company’s recent cumulative losses, management concluded that a full valuation allowance of $22.6 million and $16.9 million against the deferred tax assets was appropriate as of the end of fiscal 2004 and 2003, respectively. While the Company expects to be profitable in fiscal 2005 and beyond, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines that a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

      Contingencies and Litigation — There are various claims, lawsuits and pending actions against the Company incident to its operations. If a loss arising from these actions is probable and can be reasonably estimated, the Company must record the amount of the estimated liability. Based on current available information, management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company’s consolidated financial statements. As additional information becomes available, management will continue assessing any potential liability related to these actions and may need to revise its estimates.

New Accounting Standards

      In March 2004, the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The exposure draft is effective for public companies with fiscal years beginning after December 15, 2004 and would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. In October 2004, the FASB deferred the effective date to interim and annual periods beginning after June 15, 2005. The FASB expects to issue a final standard by December 31, 2004. The Company has not yet assessed the impact of adopting this new standard.

      In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The objective of this Issue is to provide guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in EITF 03-1. The disclosures required by EITF 03-1 have not been deferred and are effective for annual periods ending after June 15, 2004.

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

      Interest rate risk. The interest rate payable on the Company’s line of credit is at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and is paid monthly. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. If interest rates paid on the credit facility had changed by 10% compared to actual rates, the increase or decrease in interest expense would have been immaterial in fiscal 2004.

      In addition, the Company has approximately $15.4 million in fixed rate investments consisting of U.S. government securities as of October 3, 2004. The fixed rate securities mature throughout fiscal 2007 and have an average weighted interest rate of 2.5%.

      Equity price risk. The Company holds investments in various marketable available-for-sale and trading securities which are subject to price risk. The fair market value of such investments as of October 3, 2004 and September 28, 2003 was $3.2 million and $18.4 million, respectively. The potential change in fair market value of these investments, assuming a 10% change in prices would have been an increase or decrease of $0.3 million and $1.8 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

      As of October 3, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

      There was no significant change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption “Executive Officers of the Registrant.” Information as to the Board of Directors of the Company required by this item is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Proposal 1 — Election of Directors.” Information as to the Company’s reporting persons’ compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance.” Information as to the Audit Committee of the Company required by this item is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Board Committees and Meetings” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on March 1, 2005.

      The Company has adopted a Code of Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Ethics is posted on the Company website at www.remedytemp.com and is filed as an exhibit to this Annual Report on Form 10-K. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Company’s Code of Ethics that apply, by posting such information on the Company’s website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investment Relations, RemedyTemp, Inc. 101 Enterprise, Aliso Viejo, California 92656.

Item 11.     Executive Compensation

      Information as to Executive Compensation required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Executive Compensation and Other Information,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on March 1, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

      Information as to Security Ownership of Certain Beneficial Owners and Management and Related Shareholder matters required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on March 1, 2005.

Item 13.	Certain Relationships and Related Transactions

      Information as to Certain Relationships and Related Transactions required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Certain Transactions,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on March 1, 2005.

Item 14.     Principal Accountant Fees and Services

      Information as to Principal Accountant Fees and Services required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Independent Auditor Fees for Fiscal 2004 and 2003,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s Annual Meeting of Shareholders, which is scheduled to be held on March 1, 2005.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

      (a) Financial Statements.

(1) Consolidated Financial Statements filed as part of this Report are set forth in the “Index to Consolidated Financial Statements” on page F-1 of this Report.

(2) Financial Statement Schedule filed as part of this report is set forth in the “Index to Consolidated Financial Statements” on page F-1 of this report.

      (b) Exhibits

          The following Exhibits are filed as part of this Report:

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company(a)
3.2	Amended and Restated Bylaws of the Company(e)

Exhibit
No.	Description

4.1	Specimen Stock Certificate(a)
4.2	Shareholder Rights Agreement(a)
10.1*	Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)
10.2*	Paul W. Mikos Employment Agreement, as amended(g)
10.3*	Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)
10.7*	Deferred Compensation Agreement for Alan M. Purdy(a)
10.9	Form of Indemnification Agreement(a)
10.11*	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan(h)
10.12*	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(h)
10.13	Form of Franchising Agreement for Licensed Offices(k)
10.14	Form of Franchising Agreement for Franchised Offices(a)
10.15	Form of Licensing Agreement for IntelliSearch®(a)
10.18*	Additional Deferred Compensation Agreement for Alan M. Purdy(b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)
10.22*	RemedyTemp, Inc. Deferred Compensation Plan(d)
10.23*	Amended and Restated Employment Agreement for Greg Palmer(m)
10.24*	1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors(r)
10.25	Form of Licensing Agreement for i/Search 2000®(e)
10.27*	Paul W. Mikos Severance Agreement and General Release(j)
10.28*	Gunnar B. Gooding Employment and Severance Letter(l)
10.29*	Cosmas N. Lykos Employment and Severance Letter(l)
10.30*	Alan M. Purdy Retirement Agreement and General Release(n)
10.31*	Monty Houdeshell Employment Letter(o)
10.32*	Monty Houdeshell Change in Control Severance Agreement(p)
10.33*	Shawn Mohr Severance Agreement(p)
10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker — Summit, LLC(q)
10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)
14.1	Code of Business Conduct and Ethics(q)
21.1	List of Subsidiaries
23.1	Consent of independent registered public accounting firm
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1(Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended October 3, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K on December 3, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDYTEMP, INC.

/s/ GREG D. PALMER

Greg D. Palmer
President and Chief Executive Officer

December 6, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG D. PALMER Greg D. Palmer	President and Chief Executive Officer	December 6, 2004

/s/ PAUL W. MIKOS Paul W. Mikos	Chairman of the Board of Directors	December 6, 2004

/s/ ROBERT E. MCDONOUGH Robert E. McDonough, Sr.	Vice-Chairman of the Board of Directors	December 6, 2004

/s/ MONTY A. HOUDESHELL Monty A. Houdeshell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 6, 2004

/s/ JOHN D. SWANCOAT John D. Swancoat	Vice President and Controller (Principal Accounting Officer)	December 6, 2004

/s/ WILLIAM D. CVENGROS William D. Cvengros	Director	December 6, 2004

/s/ JAMES L. DOTI James L. Doti, Ph.D.	Director	December 6, 2004

/s/ ROBERT A. ELLIOTT Robert A. Elliott	Director	December 6, 2004

/s/ MARY GEORGE Mary George	Director	December 6, 2004

/s/ J. MICHAEL HAGAN J. Michael Hagan	Director	December 6, 2004

/s/ JOHN B. ZAEPFEL John B. Zaepfel	Director	December 6, 2004

REMEDYTEMP, INC.

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RemedyTemp, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of RemedyTemp, Inc. and its subsidiaries at October 3, 2004 and September 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

Orange County, California

December 1, 2004

REMEDYTEMP, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	October 3,	September 28,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$7,348	$13,236
Investments	66	15,730
Restricted investments (Note 1)	19,161	2,654
Accounts receivable, net of allowance for doubtful accounts of $2,984 and $2,627, respectively	63,152	60,594
Prepaid expenses and other current assets	8,913	6,679
Deferred and current income taxes (Note 5)	160	330

Total current assets	98,800	99,223
Fixed assets, net (Note 2)	10,589	12,337
Restricted cash and investments (Note 1)	21,925	21,615
Other assets	330	1,334
Intangible assets, net of accumulated amortization of $700 and $219, respectively	2,274	1,655
Goodwill (Note 1)	3,703	3,030

Total Assets	$137,621	$139,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,225	$4,790
Accrued workers’ compensation, current portion (Note 3)	15,036	15,263
Accrued payroll, benefits and related costs	17,938	17,530
Accrued licensees’ share of gross profit	2,745	2,231
Other accrued expenses	3,899	3,335

Total current liabilities	43,843	43,149
Other liabilities (Note 3)	30,267	20,681

Total liabilities	74,110	63,830
Commitments and contingent liabilities (Note 8)
Shareholders’ equity (Note 11):
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,778 and 8,769 issued and outstanding at October 3, 2004 and September 28, 2003, respectively	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 800 and 894 issued and outstanding at October 3, 2004 and September 28, 2003, respectively	8	9
Additional paid-in capital	41,522	42,674
Unearned compensation	(3,737)	(6,031)
Accumulated other comprehensive (loss) income	(68)	134
Retained earnings	25,698	38,490

Total shareholders’ equity	63,511	75,364

Total Liabilities and Shareholders’ Equity	$137,621	$139,194

See accompanying notes to consolidated financial statements.

REMEDYTEMP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	October 3,	September 28,	September 29,
	2004	2003	2002

Company-owned office revenues	$341,691	$300,070	$267,207
Licensed franchise revenues	176,699	180,262	195,588
Franchise royalties and initial franchise fees	1,538	1,633	1,743

Total revenues	519,928	481,965	464,538
Cost of Company-owned office revenues	286,158	261,628	219,418
Cost of licensed franchise revenues	141,224	143,577	153,113
Licensees’ share of gross profit	23,818	24,431	28,741
Selling and administrative expenses	71,251	64,622	56,657
CIGA litigation costs (Note 8)	6,080	796	355
Depreciation and amortization	5,844	6,748	5,371

(Loss) income from operations	(14,447)	(19,837)	883
Other income and expense:
Interest expense	(413)	(434)	(187)
Interest income	1,010	998	1,006
Other, net	735	731	812

(Loss) income before income taxes and cumulative effect of adoption of a new accounting standard	(13,115)	(18,542)	2,514
(Benefit from) provision for income taxes (Note 5)	(323)	8,280	377

(Loss) income before cumulative effect of adoption of a new accounting standard	(12,792)	(26,822)	2,137
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634.	—	2,421	—

Net (loss) income	$(12,792)	$(29,243)	$2,137

(Loss) income per share — basic and diluted:
(Loss) income per share before cumulative effect of adoption of a new accounting standard	$(1.42)	$(2.98)	$0.24
Cumulative effect per share of adoption of a new accounting standard, net of income taxes	—	(0.27)	—

Net (loss) income per share	$(1.42)	$(3.25)	$0.24

Weighted average shares:
Basic	9,022	9,010	8,973

Diluted	9,022	9,010	9,076

See accompanying notes to consolidated financial statements.

REMEDYTEMP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

								Accumulated
	Class A		Class B					Other
	Common Stock		Common Stock		Additional			Comprehensive
					Paid -In	Unearned	Retained	(Loss)
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income	Total

Balance at September 30, 2001	7,391	$74	1,565	$16	$33,889		$65,596		$99,575
Activity of Employee Stock Purchase Plan	6				58				58
Stock option activity	33	1			422				423
Conversion upon transfer to non-affiliates	312	3	(312)	(3)					—
Restricted stock grants	425	4			5,900	$(5,904)			—
Forfeiture of restricted stock	(25)				(347)	327			(20)
Amortization of unearned compensation						850			850
Comprehensive income:
Other comprehensive loss:
Unrealized loss on marketable securities (net of tax of $27)								(39)	(39)
Net income							2,137		2,137

Comprehensive income, net of tax									2,098

Balance at September 29, 2002	8,142	$82	1,253	$13	$39,923	$(4,728)	$67,733	$(39)	$102,984
Activity of Employee Stock Purchase Plan	11				112				112
Stock option activity									—
Conversion upon transfer to non-affiliates	359	4	(359)	(4)					—
Restricted stock grants	320	3			3,474	(3,477)			—
Forfeiture of restricted stock	(63)	(1)			(835)	836			—
Amortization of unearned compensation						1,338			1,338
Comprehensive loss:
Other comprehensive income:
Unrealized gain on marketable securities								152	152
Translation adjustment								21	21
Net loss							(29,243)		(29,243)

Comprehensive loss									(29,070)

Balance at September 28, 2003	8,769	$88	894	$9	$42,674	$(6,031)	$38,490	$134	$75,364
Activity of Employee Stock Purchase Plan	19				185				185
Stock option activity	1				8				8
Conversion upon transfer to non-affiliates	94	1	(94)	(1)					—
Forfeiture of restricted stock	(105)	(1)			(1,345)	1,346			—
Amortization of unearned compensation						948			948
Comprehensive loss:
Other comprehensive (loss) income:
Unrealized loss on marketable securities								(228)	(228)
Translation adjustment								26	26
Net loss							(12,792)		(12,792)

Comprehensive loss									(12,994)

Balance at October 3, 2004	8,778	$88	800	$8	$41,522	$(3,737)	$25,698	$(68)	$63,511

See accompanying notes to consolidated financial statements.

REMEDYTEMP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	October 3,	September 28,	September 29,
	2004	2003	2002

Cash flows from operating activities:
Net (loss) income	$(12,792)	$(29,243)	$2,137
Adjustments to reconcile net (loss) income to net cash from operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	2,421	—
Loss on disposal of fixed assets	—	30	—
Depreciation and amortization	5,844	6,748	5,371
Provision for losses on accounts receivable	1,213	1,357	1,333
Restricted stock compensation expense	948	1,338	830
Deferred taxes	—	7,080	(253)
Other	—	725	—
Changes in assets and liabilities, net of purchase of franchises:
Trading investments	(507)	(862)	(84)
Accounts receivable	(3,537)	(227)	(85)
Prepaid expenses and other current assets	(2,681)	(934)	(2,611)
Other assets	1,004	701	607
Accounts payable	(594)	1,639	756
Other liabilities	3,180	15,809	8,202
Accrued CIGA litigation costs	5,877	—	—
Accrued payroll, benefits and related costs	398	3,743	1,235
Accrued licensees’ share of gross profit	506	(635)	(336)
Other accrued expenses	558	(286)	(784)
Income taxes payable	170	13	(1,748)

Net cash (used in) provided by operating activities	(413)	9,417	14,570

Cash flows from investing activities:
Purchase of fixed assets	(3,365)	(2,622)	(3,548)
Purchase of available-for-sale investments	(323)	(26,258)	(28,513)
Proceeds from maturity of available-for-sale investments	15,761	17,228	7,311
Restricted cash and investments	(16,310)	(7,000)	—
Purchase of franchises	(1,443)	(3,763)	(1,562)

Net cash used in investing activities	(5,680)	(22,415)	(26,312)

Cash flows from financing activities:
Proceeds from stock option activity	8	—	423
Proceeds from Employee Stock Purchase Plan activity	185	112	58

Net cash provided by financing activities	193	112	481

Effect of exchange rate changes in cash	12	21	—

Net decrease in cash and cash equivalents	(5,888)	(12,865)	(11,261)
Cash and cash equivalents at beginning of period	13,236	26,101	37,362

Cash and cash equivalents at end of period	$7,348	$13,236	$26,101

Other cash flow information:
Cash paid for interest	$487	$348	$217
Cash (refund) paid for income taxes, net	$(512)	$445	$2,173

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

Summary of significant accounting policies

Fiscal year

      The Company’s fiscal year includes 52 or 53 weeks, ending on the Sunday closest to September 30. Fiscal year 2004 consisted of 53 weeks. Fiscal years 2003 and 2002 consisted of 52 weeks. Fiscal 2005 will consist of 52 weeks.

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

      The Company follows the guidance of Emerging Issues Task Force (“EITF”) 99-19, “Recording Revenue Gross as a Principal Agent versus Net as an Agent” in the presentation of revenues and direct costs of revenues. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

      The Company utilizes two types of franchise agreements referred to as “traditional” and “licensed.” Under the Company’s traditional franchised agreement, the franchisee has the direct contractual relationship with the clients, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, revenues and cost of revenues generated by the traditional franchise operations are not included in the Company’s consolidated financial statements. The Company earns and records continuing franchise fees, based upon the contractual percentage of franchise gross revenues, in the period in which the traditional franchisee provides the services. Such fees are recorded by the Company as “Franchise royalties.”

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the Company’s licensed franchise agreement, revenues generated by the franchised operation and the related costs of revenues are included in the Company’s consolidated financial statements and are reported as “Licensed franchise revenues” and “Cost of licensed franchise revenues,” respectively. The Company has the direct contractual relationship with the customer, holds title to the related customer receivables and is the legal employer of the temporary employees. Thus, certain risks associated with the licensed franchise operations remain with the Company. The net distribution paid to the licensed franchisee for the services rendered is based on a percentage of the gross profit generated by the licensed operation and is reflected as “Licensees’ share of gross profit” in the consolidated statements of operations. The Company’s share of the licensees’ gross profit represents the continuing franchise fee as outlined in the licensed franchise agreement and is recorded when earned in connection with the related licensed franchise revenues.

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

Concentrations of credit risk and allowance for doubtful accounts

      The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs on-going credit evaluations of its clients and generally does not require collateral. Concentrations of credit risk are limited due to the large number of clients comprising the Company’s customer base and their dispersion across different business and geographic areas. Accounts receivable are carried at the amount estimated to be collectible. The Company maintains an allowance for potential losses based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its clients’ financial strength and any other known factors impacting collectibility. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated; however, such losses have generally been within management’s expectations. The provision provided for losses on accounts receivable was $1,213, $1,357 and $1,333 for the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency

      The reporting currency of the Company is the United States dollar. The functional currency of the Company’s subsidiary in Canada is the Canadian dollar. Balance sheet accounts denominated in the Canadian dollar (balances in Canadian dollars are not material) are translated at exchange rates as of the date of the balance sheet and statement of operations accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity.

Cash and cash equivalents

      For purposes of financial reporting, cash equivalents represent highly liquid short-term investments with original maturities of less than 90 days.

Accounting for stock-based compensation

      The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

      The following table illustrates the effect on net (loss) income and net (loss) income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123, as amended:

	For the Fiscal Year Ended

	October 3,	September 28,	September 29,
	2004	2003	2002

Net (loss) income, as reported	$(12,792)	$(29,243)	$2,137
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	494	425	686

Net (loss) income, as adjusted	$(13,286)	$(29,668)	$1,451

Basic and diluted net (loss) income per share:
As reported	$(1.42)	$(3.25)	$0.24
As adjusted	$(1.47)	$(3.29)	$0.16

Investments

      The Company accounts for its investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of commercial paper, fixed income securities and mutual funds classified as available-for-sale. At the time of sale, the cost of mutual fund investments are determined using the average cost method and fixed income securities cost is based upon specific identification. The Company’s portfolio of fixed income securities have various maturity dates; $5,937 mature in fiscal 2006 and $9,420 mature in fiscal 2007. Unrealized gains and losses from available-for-sale securities are included in accumulated other comprehensive income (loss) within shareholders’ equity. The net unrealized gains (losses) for available-for-sale securities were ($228) and $152 for fiscal 2004 and 2003, respectively. The gross and net realized gains (losses) related to the Company’s available-for-sale securities were $82 and ($8) and $0 for fiscal years 2004, 2003 and 2002, respectively.

      Investments related to the Company’s deferred compensation program (see Note 9) are classified as trading and total $3,161 and $2,654 for fiscal 2004 and 2003, respectively. The deferred compensation investments are

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in current restricted investments in the Company’s consolidated balance sheets at October 3, 2004 and September 28, 2003. The realized and unrealized gains and losses relating to trading securities are recorded in other income and expense. Net realized and unrealized gains (losses) for trading securities were $243, $381 and ($309) for fiscal 2004, 2003 and 2002, respectively and are offset by the change in the deferred compensation liability which is included in selling and administrative expenses. All investments are carried at fair value.

      The following table presents the classification of the Company’s investments:

	October 3,	September 28,
	2004	2003

Current
Available-for-sale securities (mutual funds)	$66	$15,730
Certificate of deposit	16,000	—
Trading securities	3,161	2,654

Total investments	$19,227	$18,384

Long-term Restricted
Cash	$6,568	$7,000
Available-for-sale securities (U.S. government securities)	15,357	14,615

Total restricted cash and investments	$21,925	$21,615

      Gross unrealized gains and losses on our available-for-sale securities were as follows:

	For the Fiscal Year Ended

	October 3,	September 28,
	2004	2003

Mutual funds:
Gross unrealized gains	$34	$154
Gross unrealized losses	(38)	—
U.S. government securities:
Gross unrealized gains	156	4
Gross unrealized losses	(380)	(6)

Net unrealized (losses) gains	$(228)	$152

      The following table summarizes the fair value and gross unrealized losses related to the Company’s available-for-sale securities that have been in a continuous unrealized loss position, at October 3, 2004:

	In a Loss Position for Less Than
	12 Months

	Fair Value	Gross Unrealized Losses

U.S. government securities	$15,357	$(115)

      There have been no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months.

      The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At October 3, 2004, the Company believes that its investments are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires impairment losses to be recorded on long-lived assets, including intangibles subject to amortization, used in operations when indicators of impairment, such as significant economic slowdowns in the industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using quoted market prices and/ or discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets.

      During fiscal 2004, the Company wrote off approximately $234 of fixed assets that could no longer be utilized. This charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

      The Company capitalizes the costs of purchased software or internal and external development costs for its internal-use information system in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). In accordance with SOP 98-1, the Company commences amortization at the time the software is ready for its intended use. Amortization is determined using the straight-line method over the expected useful life of the software, usually between three and five years. These capitalized costs are included in fixed assets in the accompanying consolidated balance sheets. During fiscal 2003, the Company wrote off approximately $304 of capitalized software that could no longer be utilized. This charge is included in selling and administrative expenses in the accompanying consolidated statements of operations. During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage sales and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and its offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in an additional amortization charge of approximately $985 and is included in depreciation and amortization expense in the accompanying consolidated statements of operations for the year ended September 28, 2003.

      Additionally, during the fourth quarter of fiscal 2003, certain impairment indicators were present and the Company performed a review for impairment and determined that the estimated future cash flows from certain capitalized software development costs were less than their carrying amount and wrote off approximately $477. The primary impairment indicator was the change in the Company’s strategic focus to higher margin business. The impairment charge is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Goodwill and other intangible assets

      Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Effective September 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 applies to goodwill and intangible assets that are not amortized. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. In accordance with SFAS No. 142, the Company no longer amortizes goodwill but instead tests goodwill for impairment at the reporting unit level at each fiscal year end or more frequently if the Company believes indicators of impairment exist. Reporting units are determined based on geographic groupings of Company-owned offices.

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with finite lives continue to be amortized over their estimated useful lives. The impairment test for goodwill is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any.

      In fiscal 2003, upon adoption of SFAS No. 142 the Company performed the two-step goodwill impairment test process and obtained assistance from a third-party in performing the valuations of its individual reporting units. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statements of operations for the year ended September 28, 2003.

      In accordance with SFAS No. 142, no amortization of goodwill was recorded for fiscal 2004 and 2003. During fiscal 2002, the Company recorded goodwill amortization of $256. Excluding this amortization expense and the related tax impact, net income for fiscal 2002 would have been $2,289, or $0.25 per diluted share. The changes in the carrying amounts of goodwill for the fiscal years ended October 3, 2004 and September 28, 2003 are as follows:

	October 3,	September 28,
	2004	2003

Beginning of year	$3,030	$4,283
Additions	702	2,833
Impairments	—	(4,086)
Other adjustments	(29)	—

End of year	$3,703	$3,030

      Other intangible assets with finite lives include franchise rights, client relationships, and non-competition agreements and are amortized on a straight-line basis. The Company assesses the fair value and recoverability of its intangible assets subject to amortization in accordance with SFAS No. 144. The weighted average amortization period is 6.3 years for franchise rights; 3.5 years for client relationships; and 5.0 years for non-competition agreements. Amortization expense related to other intangible assets was $481, $195 and $15 for fiscal years 2004, 2003 and 2002, respectively. The following table presents the details of the Company’s other intangible assets that are subject to amortization:

	October 3,	September 28,
	2004	2003

Franchise rights	$2,090	$1,480
Client relationships	470	100
Non-competition agreements	414	294

	2,974	1,874
Less accumulated amortization	(700)	(219)

Total	$2,274	$1,655

      Estimated amortization expense is $544, $542, $493, $379, $242 and $74 for fiscal years 2005 through fiscal 2009 and thereafter, respectively.

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other income

      Other income consists primarily of late fees collected from clients on past due accounts receivable balances in the amounts of $678, $685 and $853, for fiscal years 2004, 2003 and 2002, respectively.

Advertising costs

      The Company expenses advertising costs as incurred. Advertising expenses were $1,071, $931 and $1,228 for fiscal 2004, 2003 and 2002, respectively.

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

New Accounting Standards

      In March 2004, the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation”. The exposure draft is effective for public companies with fiscal years beginning after December 15, 2004 and would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. On October 13, 2004, the FASB deferred the effective date to interim and annual periods beginning after June 15, 2005. The FASB expects to issue a final standard by December 31, 2004. This standard will be effective for the Company at the beginning of the fourth quarter of fiscal 2005. The Company has not yet assessed the impact of adopting this new standard.

      In March 2004, the FASB approved the consensus reached on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The objective of this Issue is to provide guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in EITF 03-1. The disclosures required by EITF 03-1 have not been deferred and are effective for annual periods ending after June 15, 2004.

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Fixed assets

	October 3,	September 28,
	2004	2003

Computer equipment and software	$24,807	$26,565
Furniture and fixtures	5,751	5,558
Leasehold improvements	2,480	2,327
Construction in progress	974	151

	34,012	34,601
Less accumulated depreciation	23,423	22,264

Fixed assets, net	$10,589	$12,337

      Construction in process primarily relates to software development and implementation costs for various internal-use information systems.

3.	Workers’ compensation

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

      Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of October 3, 2004 is approximately $36,449, of which $12,359 is recorded as current and $24,090 is recorded as non-current in the accompanying consolidated balance sheets.

      The Company also has an aggregate $2,677 current liability recorded at October 3, 2004 for amounts due to various state funds related to workers’ compensation. At September 28, 2003, the Company had an aggregate $5,302 current liability recorded for additional premiums due under previous guaranteed cost policies in addition to amounts due to various state funds.

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the classification of the Company’s workers’ compensation liability and accrued CIGA litigation costs:

	October 3,	September 28,
	2004	2003

Current
Liability for various state funds and previous guaranteed cost policies	$2,677	$5,302
Accrued workers’ compensation	12,359	9,961

Accrued workers’ compensation	$15,036	$15,263

Long-term
Other liabilities	$300	$—
Accrued CIGA litigation costs	5,877	—
Accrued workers’ compensation	24,090	20,681

Other liabilities	$30,267	$20,681

      The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of October 3, 2004, the Company has outstanding letters of credit of $34,661 and pledged cash and securities totaling $21,925. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. Accordingly, the Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.

      From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program. The Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004 as a result of the October 2004 Court of Appeal’s decision (see Note 8 for further discussion). Additionally, the Company reclassified $203, $796 and $355 of legal expenses incurred in fiscal 2004, 2003, and 2002, respectively, related to the CIGA matter from selling and administrative expenses to CIGA litigation costs.

4.	Line of credit

      The Company executed a credit facility dated February 4, 2004 with Bank of America, which replaced its existing credit agreement with Bank of America and Union Bank of California. The credit facility provides for aggregate borrowings not to exceed $40,000, including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit is collateralized by certain assets of the Company. In addition, the Company is required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which is classified as restricted cash and investments in the accompanying consolidated balance sheets. The credit agreement expires on June 1, 2005. The interest rate on the outstanding borrowings, including any outstanding letters of credit, is at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and is paid monthly. The Company is required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the new agreement, the Company is also required to

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comply with certain restrictive covenants, the most restrictive of which limits the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis. As of October 3, 2004 the Company was in compliance with all restrictive covenants with exception of the net loss limitation covenant. Subsequent to year end the Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America is effective December 1, 2004. Under the new Credit Agreement, the Company is in compliance with all restrictive covenants as prescribed in the Credit Agreement.

      The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company will also be required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by Bank of America as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is not required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its current credit facility.

      The Company has no borrowings outstanding as of each of the three fiscal years ended October 3, 2004. The Company had outstanding letters of credit totaling $34,661, $21,911 and $31,028 at October 3, 2004, September 28, 2003 and September 29, 2002, respectively, to collaterize its remaining workers’ compensation deductible liability discussed in Note 3.

5.	Income taxes

      The Company’s (benefit from) provision for income taxes consists of the following:

	For the Fiscal Year Ended

	October 3,	September 28,	September 29,
	2004	2003	2002

Current tax (benefit) expense:
Federal	$(260)	$(241)	$(42)
State	(261)	518	303
Foreign	198	40	—

Total current	(323)	317	261
Deferred tax (benefit) expense:
Federal	—	5,537	155
State	—	792	(39)

Total deferred	—	6,329	116

Total (benefit from) provision for income taxes	$(323)	$6,646	$377

      Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003, however, continued market

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

softness and significant increases in workers’ compensation costs resulted in significant losses in fiscal 2003. The Company experienced losses throughout fiscal 2004.

      As a result of the Company’s recent cumulative losses, management concluded that a full valuation allowance of $22,581 and $16,879 against the deferred tax assets was appropriate for fiscal 2004 and 2003, respectively. While the Company hopes to be profitable in fiscal 2005 and beyond, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

      The composition of the deferred tax assets (liabilities) is as follows:

	October 3,	September 28,
	2004	2003

Deferred income tax assets:
Deferred compensation	$2,476	$2,015
Accrued workers’ compensation	14,433	13,332
Accrued CIGA litigation costs	2,414	—
Bad debt expense	1,178	1,031
Job tax credits	2,684	1,437
State net operating loss carryforward	187	—
Other, net	1,535	1,297

Total deferred income tax asset	$24,907	$19,112

Prepaid expenses	$(813)	$(697)
Depreciation and amortization	(1,513)	(1,536)

Total deferred income tax liability	$(2,326)	$(2,233)

Net deferred income tax asset before valuation allowance	$22,581	$16,879
Valuation allowance	(22,581)	(16,879)

Net deferred income tax asset	$—	$—

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

	For the Fiscal Year Ended

	October 3,	September 28,	September 29,
	2004	2003	2002

Federal tax computed at statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(4.6)%	(4.4)%	5.9%
Federal tax credits	(6.7)%	(6.7)%	(29.1)%
Meals and entertainment	0.6%	0.6%	2.9%
Change in valuation allowance	43.5%	75.2%	0.0%
Other	(0.3)%	(0.3)%	0.3%

Total provision for income taxes	(2.5)%	29.4%	15.0%

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Purchase of franchised operations

      From time to time, the Company may selectively purchase traditional and licensed franchise operations for strategic reasons, including facilitating its expansion plans of increased market presence in identified geographic regions. The consolidated financial statements include the results of operations of these offices commencing as of their respective acquisition dates. Results of operations for the acquired licensed operations are recorded in accordance with the Company’s related revenue recognition policy until the acquisition date. Prior to the acquisitions, the revenues and related costs of revenues for licensed franchises are recognized as licensed franchise revenues and cost of licensed franchise revenues in the consolidated statements of operations. For traditional franchise operations prior to acquisition, the revenues are recorded as franchise royalties. Subsequent to the acquisitions, the revenues and related costs of revenues are recognized as direct revenues and cost of direct revenues in the consolidated statements of operations. These acquisitions were accounted for under the purchase method of accounting.

      On January 12, 2004 (the “closing date”), the Company completed the acquisition of one of its traditional franchise operations consisting of two offices in Texas for $1,800. At the closing date, the Company paid $1,443 in cash ($57 in net amounts owed to the Company by the franchisee were deducted from the cash payment). The remaining $300 will be paid in cash two years from the closing date. Of the total purchase price, $702 was allocated to goodwill. Additionally, $1,100 was allocated to amortizable intangible assets consisting of franchise rights ($610), client relationships ($370) and non-competition agreements ($120) and is being amortized over the estimated useful lives of 6.5 years, 3.5 years and 5.0 years, respectively. The Asset Purchase Agreement includes provisions for contingent payments for the three years subsequent to the closing date and is based upon performance targets related to increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the prior year. Contingent payments will be accounted for as an increase to the purchase price and recorded as goodwill.

      During March and April of fiscal 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and purchased assets of a smaller licensed franchise in Texas consisting of one office, respectively. The combined purchase price was $3,763 ($3,720 for the Tennessee franchise and $43 for the Texas franchise). The Company recorded goodwill of $2,833 ($2,799 for the Tennessee franchise and $34 for the Texas franchise). In connection with the Tennessee acquisition, $1,840 of the purchase price was allocated to amortizable intangible assets consisting of franchise rights ($1,480), client relationships ($100) and non-competition agreement ($260) and is being amortized over the estimated useful lives of 6.2 years, 3.5 years, and 5.0 years, respectively. The Stock Purchase Agreement for the Tennessee acquisition includes a provision for contingent payments for the two years subsequent to December 29, 2002. The contingent payments are based upon performance targets related to increases in the Tennessee offices’ EBITDA over the prior year. The Company was not required to make a payment for the twelve months ended December 28, 2003. If a contingent payment is required at December 31, 2004, it will be accounted for as an increase to the purchase price and recorded as goodwill. Additionally, the Company is required to pay monthly royalties to the prior franchisee based upon revenues of a certain client of the Tennessee office for as long as Remedy services that client. The Company paid $836 and $466 in royalty payments which are included in selling and administrative expenses in the accompanying consolidated statements of operations for fiscal 2004 and 2003, respectively.

7.	Office closures

      The Company’s strategic plan focuses on increasing the percentage of business from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. Consequently, during the third quarter of fiscal 2003, the Company implemented plans to close or consolidate certain Company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities. During the third and fourth quarters of fiscal 2003, the Company recorded a $992 charge for costs in connection with these plans,

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including $689 related to contractual lease obligations and $303 for severance benefits, fixed asset disposals and other costs associated with these office closures. The $992 charge is included in selling and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended September 28, 2003. During fiscal 2004 the Company closed several direct offices and recorded $45 related to contracted lease obligations which is included in selling and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended October 3, 2004. At October 3, 2004 and September 28, 2003, the remaining liability resulting from the closed office charges was $130 and $464, respectively, and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2007.

8.	Commitments and contingent liabilities

      The Company leases its corporate facility, Company-owned offices and certain equipment under operating leases. The leases typically require the Company to pay taxes, insurance and certain other operating expenses applicable to the leased property. Total rent expense was approximately $5,199, $6,362 and $5,512 for the years ended October 3, 2004, September 28, 2003 and September 29, 2002, respectively. Total sublease income was $175, $182 and $80 for fiscal years 2004, 2003 and 2002, respectively.

      Future minimum lease commitments under all noncancellable operating leases as of October 3, 2004 are as follows:

Fiscal Year

2005	$4,328
2006	3,223
2007	2,555
2008	1,874
2009	1,589
Thereafter	1,267

14,836
Less sublease income	49

Total	$14,787

Litigation

Class Action

      On October 16, 2001, GLF Holding Company, Inc. and Fredrick S. Pallas filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against RemedyTemp, Inc., Remedy Intelligent Staffing, Inc., Remedy Temporary Services, Inc., Karin Somogyi, Paul W. Mikos, and Greg Palmer. The Complaint purported to be a class action brought by the individual plaintiffs on behalf of all of the Company’s franchisees. The Complaint alleged claims for fraud and deceit, negligent misrepresentation, negligence, breach of contract, breach of warranty, conversion, an accounting, unfair and deceptive practices, restitution and equitable relief. On or about December 3, 2002, plaintiffs filed an Amended Complaint alleging these same causes of action, but adding additional facts to the Complaint particularly with respect to the Company’s workers’ compensation program and adding claims regarding unfair competition on behalf of the general public in addition to their existing class action claim. The plaintiffs claimed that Remedy wrongfully induced its franchisees into signing franchise agreements and took other action that caused the franchisees damage.

      The Company believed that plaintiffs’ claims fell within the arbitration clause contained in the franchise agreements signed by plaintiffs. As a result, immediately after plaintiffs filed suit, the Company filed arbitration

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demands against plaintiffs with the American Arbitration Association. On or about April 1, 2003, the Company amended its arbitration demands to add claims against plaintiffs relating to workers’ compensation.

      The Company denied and continues to deny the allegations in the Complaint. There has been no finding of wrongdoing by the Company. Nevertheless, to avoid costly, disruptive, and time-consuming litigation, and without admitting any wrongdoing or liability, the Company negotiated and agreed to a settlement with plaintiffs and stipulated to the certification of a settlement class comprised of all individuals or entities that entered into a Franchise Agreement (including renewals or amendments thereof) with RemedyTemp, Inc. and/ or Remedy Intelligent Staffing, Inc. anytime prior to March 29, 2004.

      On April 6, 2004, the Court preliminarily approved the parties’ settlement agreement and conditionally certified the Settlement Class. All discovery and other proceedings in this action were stayed, except as may be necessary to implement the Settlement Agreement. On September 9, 2004, the Court issued a final approval of the Settlement Agreement. The exposure is deemed immaterial to the Company’s consolidated financial statements and is included in the consolidated statements of operations for the fiscal year ended October 3, 2004.

CIGA

      In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that, under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB, en banc, affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding was concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision. The Court heard oral argument in the matter on July 9, 2004.

      On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. The Company intends to seek further review of that decision by way of rehearing by the Court of Appeal and/ or review by the California Supreme Court. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. Both avenues of further review are discretionary with the court such that the Company does not have an absolute right to such review.

      Despite the Company’s determination to further pursue the appellate review process, there can be no assurance that such efforts will be successful in overturning the Court of Appeal’s decision. In the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering the clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the clients’ insurance coverage, potentially including but not limited to the clients’ responsibility for any deductibles or retentions under their own workers’ compensation

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance. The Company has received data from the Third Party Administrator (TPA) handling the claims for CIGA, for the claims in question, which totals $31.4 million at October 3, 2004 revised from $40.0 million at June 27, 2004 due to additional information provided to the Company by the TPA. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

      Based on the Court of Appeal’s decision, the Company has recorded a $5.9 million charge to operating income. This amount represents the Company’s current estimate based on review of known information and was established for costs associated with the indemnification of certain clients for losses they may suffer as a result of the ruling. The $5.9 million charge was based on the Company’s review of customer contracts, review of the Loss Run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is therefore subject to change as more information becomes available to the Company. Additionally, the Company reclassified $0.2 million, $0.8 million and $0.4 million of legal expenses incurred in fiscal 2004, 2003, and 2002, respectively, related to the CIGA matter from selling and administrative expense to CIGA litigation costs. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future goodwill payments is a range of $2.0 million to $3.0 million. This estimate is subject to change.

Other Litigation

      From time to time, the Company becomes a party to other litigation incidental to its business and operations. The Company maintains insurance coverage that management believes is reasonable and prudent for the business risks that the Company faces. Based on current available information, management does not believe the Company is party to any other legal proceedings that are likely to have a material adverse effect on its business, financial condition, cash flows or results of operations.

Other Contingency

      On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of October 3, 2004.

9.	Employee benefit plans

401(k) Plan

      The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan is open to qualified full-time and temporary employees who earn less than $90 per year. The annual amount of employer contributions to the plan is determined at the discretion of the Board of Directors, subject to certain limitations. Eligible participants may make voluntary contributions to the plan and become fully vested in the Company’s contributions over a five-year period. The Company made $40 and $38 in contributions during fiscal 2004 and 2003, respectively. The Company made no contributions for fiscal year 2002.

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

      The Company maintains a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 100% of their base compensation and bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in a trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company and the participants of the Deferred Compensation Plan are general creditors of the Company with respect to benefits due and are recorded in the accompanying consolidated balance sheets. For each of the three fiscal years 2004, 2003 and 2002, the amounts charged to compensation expense within selling and administrative expenses offset by gains or losses on trading securities within other income or expense relating to the Deferred Compensation Plan were $739, $880 and $481, respectively. Included in accrued payroll, benefits and related costs in the accompanying consolidated balance sheets at October 3, 2004 and September 28, 2003 was $3,277 and $2,730, respectively, relating to amounts owed by the Company to the plan participants.

10.	Accumulated other comprehensive (loss) income

Comprehensive Loss

      The components of comprehensive loss, net of taxes are as follows:

	For the Fiscal Year Ended

	October 3,	September 28,
	2004	2003

Net loss	$(12,792)	$(29,243)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments	(228)	152
Translation adjustments	26	21

Total comprehensive loss	$(12,994)	$(29,070)

      During fiscal 2004 and 2003 the Company did not record an income tax benefit or expense to the components of other comprehensive income (loss) due to the Company’s full valuation allowance on the deferred tax assets (see Note 5).

     Accumulated Other Comprehensive (Loss) Income

      The components of accumulated other comprehensive (loss) income are as follows:

	October 3,	September 28,
	2004	2003

Accumulated unrealized (loss) gain on investments	$(115)	$113
Accumulated translation adjustments	47	21

Total accumulated other comprehensive (loss) income	$(68)	$134

11.	Shareholders’ equity

Earnings per share calculation

      The Company is required to disclose basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128 “Earnings Per Share.” Basic EPS is calculated using income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similar to basic EPS except

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options, had been issued and restricted shares had vested.

      The table below sets forth the computation of basic and diluted earnings per share:

	For the Fiscal Year Ended

	October 3,	September 28,	September 29,
	2004	2003	2002

Numerator:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(12,792)	$(26,822)	$2,137
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	2,421	—

Net (loss) income	$(12,792)	$(29,243)	$2,137

Denominator:
Weighted-average number of shares, basic	9,022	9,010	8,973
Effect of dilutive securities: Stock options	—	—	103

Weighted-average number of shares — assuming dilution	9,022	9,010	9,076

Earnings per share — Basic and Diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(1.42)	$(2.98)	$0.24
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	(0.27)	—

Net (loss) income	$(1.42)	$(3.25)	$0.24

      Potential common shares consisting of stock options and restricted stock of 1,295, 565 and 381 for fiscal years 2004, 2003 and 2002, respectively, have been excluded from the calculation of diluted shares because the effect of their inclusion would be antidilutive.

Employee Stock Purchase Plan

      In connection with the Company’s initial public offering in July 1996 (the “Offering”), the Company implemented its 1996 Employee Stock Purchase Plan (the “Purchase Plan”). Under the terms of the Purchase Plan, as amended, eligible employees may purchase shares of the Company’s Common Stock based on payroll deductions. A total of 250 shares were reserved for issuance under the Purchase Plan. On August 16, 1999, the Purchase Plan was amended to enable employees of the Company’s subsidiaries to participate in the Purchase Plan. The purchase price for shares granted is the lower of 85% of the market price of the stock on the first or last day of each six month purchase period. The Purchase Plan commenced on October 1, 1996. During fiscal 2004, 19 shares were purchased at prices between $11.22 and $8.87 per share, during fiscal 2003, 11 shares were purchased at prices between $10.23 and $10.65 per share, and during fiscal 2002, 6 shares were purchased at $9.55 per share. As of October 3, 2004, 123 shares of Common Stock were available for issuance under the Purchase Plan.

Stock Ownership Plan for Outside Directors

      Directors who are also employees or officers of the Company receive no extra compensation for their service on the Board. Pursuant to the Non-Employee Director Plan, effective March 16, 1998, and amended by the Board on October 1, 2003, independent directors receive an annual retainer in the form of cash or shares of Common Stock

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at $25 on the date of their election or re-election to the Board. For those directors electing to receive their retainer in stock, the Shares that are issued under the Non-Employee Director Plan are held in trust, on a deferred basis (subject to an exception for financial hardship) until a director is no longer a director of the Company. Such shares are earned ratably over the year and are issued in trust no later than ten business days after the next annual meeting of shareholders following election or re-election, provided that the director has remained a director during such time. The maximum aggregate number of shares that have been authorized for issuance under the Non-Employee Director Plan is 75 shares, subject to adjustment upon recapitalization, stock dividends, stock splits and similar changes in the Company’s capitalization as provided in the plan. As of October 3, 2004, 29 shares of Common Stock were available for issuance under the Non-Employee Director Plan. In February 2004, 2003 and 2002, a total of 13, 9 and 9 shares, respectively, were issued to the trust for services rendered. As the trust belongs to the Company, all shares issued to the trust are treated as treasury stock for financial reporting purposes. All shares issued and earned are included in the diluted shares outstanding calculation.

Stock Incentive Plan

      The Company’s 1996 Stock Incentive Plan, as amended, (the “Incentive Plan”) provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. A total of 1,800 shares have been reserved for issuance under the Incentive Plan, and as of October 3, 2004, approximately 355 shares were available for future grants. Options granted to employees typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options granted to non-employee, non-officer directors prior to the Offering were immediately exercisable. Options granted to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting. Grants for 15 shares at prices between $8.26 and $13.28 per share were made during fiscal 2004, grants for 158 shares at prices between $10.23 and $12.25 per share were made during fiscal 2003, and grants for 171 shares at prices between $10.25 and $18.35 per share were made during fiscal 2002.

      During fiscal year 2003 and 2002, the Compensation Committee of the Board of Directors authorized and issued 320 and 425 shares of restricted Class A Common Stock, respectively, to certain officers of the Company (the “Restricted Stock”) under the Incentive Plan. During fiscal year 2004, no shares of restricted Class A Common Stock were granted. These shares have no purchase price and cliff vest after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with the Restricted Stock granted in fiscal 2002, the executives were required to forfeit all outstanding stock options at that time. As a result, a total of 592 stock options were forfeited and cancelled in connection with these grants. Based upon the fair market value of its Class A Common Stock on the respective grant dates, the Company recorded unearned compensation totaling $3,477 and $5,904, as a component of shareholders’ equity, in connection with the Restricted Stock grants during fiscal 2003 and 2002. The unearned compensation is being amortized and charged to operations over the vesting period. During fiscal 2004, 2003 and 2002, 105, 63 and 25 shares of the Restricted Stock were forfeited, respectively.

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity relating to all stock and option plans, exclusive of the Restricted Stock grants previously discussed:

			Stock Purchase		Options Outside
	Incentive Plan Options		Plan		Incentive Plan

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding September 30, 2001	1,124.1	$15.42	—	$—	125.0	$20.72
Options granted	163.2	$14.54	11.0	$10.06	—	$—
Options cancelled	(591.0)	$14.74	—	$—	(125.0)	$20.72
Options exercised	(32.7)	$12.90	(6.0)	$9.56	—	$—

Options outstanding September 29, 2002	663.6	$15.95	5.0	$10.65	—	$—
Options granted	158.3	$11.91	11.3	$10.20	—	$—
Options cancelled	(120.2)	$15.75	—	$—	—	$—
Options exercised	—	$—	(10.6)	$10.42	—	$—

Options outstanding September 28, 2003	701.7	$15.07	5.7	$10.17	—	$—
Options granted	15.0	$10.46	21.2	$9.42	—	$—
Options cancelled	(45.6)	$13.67	—	$—	—	$—
Options exercised	(0.7)	$11.88	(18.7)	$9.88	—	$—

Options outstanding October 3, 2004	670.4	$15.07	8.2	$8.87	—	$—

      The number of exercisable options outstanding for fiscal 2004, 2003 and 2002 under the plans were 531.5, 485.5 and 520.1 shares, respectively, at weighted-average prices of $15.80, $16.21 and $16.53 per share, respectively.

      The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants in fiscal 2004, 2003 and 2002, respectively: dividend yield of 0.0%, 0.0% and 0.0%; risk free interest rate of 2.43%, 3.12% and 3.98%; expected volatility of 48.9%, 49.3% and 48.5% and expected lives of 2.8, 5.6 and 4.7 years. The weighted-average per share estimated fair value at the date of grant for options granted during fiscal 2004, 2003 and 2002 was $4.15, $5.83 and $6.51 per share, respectively.

      The following table summarizes information about stock options outstanding at October 3, 2004:

Options Outstanding				0ptions Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Shares	Remaining	Average	Shares	Average
Exercise Price	Outstanding	Life (in years)	Price	Exercisable	Price

$ 8.00 – $10.	00 15.6	5.0	$8.58	—	$—
$10.01 – $13.00	259.9	6.1	$12.16	160.3	$12.39
$13.01 – $16.00	239.8	5.9	$14.72	213.9	$14.82
$16.01 – $20.00	75.0	4.0	$17.48	69.0	$17.41
$20.01 – $25.00	78.3	3.7	$22.70	78.3	$22.70
$25.01 – $30.00	10.0	3.4	$26.19	10.0	$26.19

REMEDYTEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unaudited consolidated quarterly information

	For the Three Months Ended

	December 28,	March 28,	June 27,	October 3,
	2003	2004	2004	2004

Total revenues	$126,011	$115,385	$129,250	$149,282
Total cost of direct and licensed revenues	$105,521	$96,113	$105,472	$120,276
Licensees’ share of gross profit	$5,817	$5,327	$5,900	$6,774
Selling and administrative, CIGA litigation costs and depreciation expenses	$18,190	$18,148	$19,368	$27,469
Net (loss) income	$(3,316)	$(4,025)	$(1,308)	$(4,143)
Net (loss) income per share — basic and diluted	$(0.37)	$(0.45)	$(0.14)	$(0.46)

	For the Three Months Ended

	December 29,	March 30,	June 29,	September 28,
	2002	2003	2003	2003

Total revenues	$120,794	$115,835	$118,838	$126,498
Total cost of direct and licensed revenues	$97,668	$98,382	$97,401	$111,754
Licensees’ share of gross profit	$6,721	$5,640	$6,002	$6,068
Selling and administrative, CIGA litigation costs and depreciation expenses	$16,354	$17,668	$17,874	$20,270
Cumulative effect of adoption of a new accounting standard, net of income tax	$2,421	$—	$—	$—
Net (loss)	$(1,971)	$(2,812)	$(435)	$(24,025)
Net income (loss) per share before cumulative effect of adoption of a new accounting standard — basic and diluted	$0.05	$(0.31)	$(0.05)	$(2.67)
Cumulative effect per share of adoption of a new accounting standard, net of income tax	(0.27)	—	—	—

Net loss per share after cumulative effect of adoption of a new accounting standard — basic and diluted	$(0.22)	$(0.31)	$(0.05)	$(2.67)

      Net (loss) income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net (loss) income per share reported for the year.

14.	Variable interest entities

      During the second quarter of fiscal 2004 the Company adopted FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46-R provides the principles to consider in determining when variable interest entities (“VIE”) must be consolidated in the financial statements of the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46-R requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary.

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

REMEDYTEMP, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

				Balance at
	Balance at			end of
Allowance for Doubtful Accounts Receivable	beginning of period	Additions	Deductions(1)	period

	(Amounts in thousands)
Year ended October 3, 2004	$2,627	$1,213	$856	$2,984
Year ended September 28, 2003	$1,913	$1,357	$643	$2,627
Year ended September 29, 2002	$1,789	$1,333	$1,209	$1,913

(1)	Represents net write-offs of bad debts

				Balance at
	Balance at			end of
Deferred Tax Asset Valuation Allowance	beginning of period	Additions	Deductions	period

	(Amounts in thousands)
Year ended October 3, 2004	$16,879	$5,702	$—	$22,581
Year ended September 28, 2003	$—	$16,879	$—	$16,879
Year ended September 29, 2002	$—	$—	$—	$—

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company(a)
3.2	Amended and Restated Bylaws of the Company(e)
4.1	Specimen Stock Certificate(a)
4.2	Shareholder Rights Agreement(a)
10.1*	Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)
10.2*	Paul W. Mikos Employment Agreement, as amended(g)
10.3*	Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)
10.7*	Deferred Compensation Agreement for Alan M. Purdy(a)
10.9	Form of Indemnification Agreement(a)
10.11*	Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan(h)
10.12*	Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan(h)
10.13	Form of Franchising Agreement for Licensed Offices(k)
10.14	Form of Franchising Agreement for Franchised Offices(a)
10.15	Form of Licensing Agreement for IntelliSearch®(a)
10.18*	Additional Deferred Compensation Agreement for Alan M. Purdy(b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)
10.22*	RemedyTemp, Inc. Deferred Compensation Plan(d)
10.23*	Amended and Restated Employment Agreement for Greg Palmer(m)
10.24*	1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors(r)
10.25	Form of Licensing Agreement for i/ Search 2000®(e)
10.27*	Paul W. Mikos Severance Agreement and General Release(j)
10.28*	Gunnar B. Gooding Employment and Severance Letter(l)
10.29*	Cosmas N. Lykos Employment and Severance Letter(l)
10.30*	Alan M. Purdy Retirement Agreement and General Release(n)
10.31*	Monty Houdeshell Employment Letter(o)
10.32*	Monty Houdeshell Change in Control Severance Agreement(p)
10.33*	Shawn Mohr Severance Agreement(p)
10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker – Summit, LLC(q)
10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)
14.1	Code of Business Conduct and Ethics(q)
21.1	List of Subsidiaries
23.1	Consent of independent registered public accounting firm
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended October 3, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K on December 3, 2004.