Form 10-Q
period 2005-01-02
REMEDYTEMP INC
filed 2005-02-07
CIK 1013467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-5260

REMEDYTEMP, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	95-2890471
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 Enterprise
Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 425-7600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of February 3, 2005 the Registrant had 8,787,653 shares of Class A Common Stock and 800,312 shares of Class B Common Stock outstanding.

RemedyTemp, Inc.

INDEX

Page No.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of January 2, 2005 and October 3, 2004 (unaudited)	3

Consolidated Statements of Operations for the three fiscal months ended January 2, 2005 and December 28, 2003 (unaudited)	4

Consolidated Statements of Cash Flows for the three fiscal months ended January 2, 2005 and December 28, 2003 (unaudited)	5

Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits	28

SIGNATURES	30
EXHIBIT 10.38
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

*	No information provided due to inapplicability of item.

RemedyTemp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)
(unaudited)

	January 2,	October 3,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,159	$7,348
Investments	16,067	66
Restricted investments	3,505	19,161
Accounts receivable, net of allowance for doubtful accounts of $1,642 and $2,984, respectively	61,147	63,152
Prepaid expenses and other current assets	7,607	8,913
Prepaid income taxes	87	160

Total current assets	92,572	98,800
Fixed assets, net	10,230	10,589
Restricted cash and investments	21,919	21,925
Other assets	270	330
Intangible assets, net of accumulated amortization of $836 and $700, respectively	2,138	2,274
Goodwill	4,122	3,703

Total Assets	$131,251	$137,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,389	$4,225
Accrued workers’ compensation, current portion (Note 9)	14,694	15,036
Accrued payroll, benefits and related costs	12,993	17,938
Accrued licensees’ share of gross profit	2,093	2,745
Other accrued expenses	3,701	3,899

Total current liabilities	34,870	43,843

Other liabilities (Note 9)	32,565	30,267

Total liabilities	67,435	74,110

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,778 shares issued and outstanding at January 2, 2005 and October 3, 2004	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 800 shares issued and outstanding at January 2, 2005 and October 3, 2004	8	8
Additional paid-in capital	41,523	41,522
Unearned compensation	(3,399)	(3,737)
Accumulated other comprehensive loss	(80)	(68)
Retained earnings	25,676	25,698

Total shareholders’ equity	63,816	63,511

Total Liabilities and Shareholders’ Equity	$131,251	$137,621

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 2,	December 28,
	2005	2003
Company-owned office revenues	$88,628	$82,190
Licensed franchise revenues	48,406	43,378
Franchise royalties and initial franchise fees	322	443

Total revenues	137,356	126,011
Cost of Company-owned office revenues	71,821	70,867
Cost of licensed franchise revenues	38,744	34,654
Licensees’ share of gross profit	6,468	5,817
Selling and administrative expenses	19,348	16,292
CIGA litigation	98	150
Depreciation and amortization	1,364	1,748

Loss from operations	(487)	(3,517)
Other income (expense):
Interest expense	(128)	(127)
Interest income	259	258
Other, net	371	194

Income (loss) before income taxes	15	(3,192)
Provision for income taxes	37	124

Net loss	$(22)	$(3,316)

Earnings per share – basic and diluted:
Net loss – basic and diluted	$(0.00)	$(0.37)

Weighted average shares:
Basic and diluted	9,033	9,019

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(unaudited)

	Three Months Ended
	January 2,	December 28,
	2005	2003
Cash flows from operating activities:
Net loss	$(22)	$(3,316)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,364	1,748
Provision for losses on accounts receivable	188	903
Restricted stock compensation expense	338	89
Changes in assets and liabilities:
Trading investments	(344)	(147)
Accounts receivable	1,860	5,283
Prepaid expenses and other current assets	1,151	137
Other assets	60	158
Accounts payable	(2,836)	(1,624)
Accrued workers’ compensation	1,955	3,634
Accrued payroll, benefits and related costs	(4,953)	(6,713)
Accrued licensees’ share of gross profit	(570)	(374)
Other accrued expenses	(707)	71
Prepaid income taxes	74	(284)
Other	1	—

Net cash used by operating activities	(2,441)	(435)

Cash flows from investing activities:
Purchase of fixed assets	(716)	(257)
Purchase of available-for-sale investments	(60)	(8,067)
Proceeds from maturity of available-for-sale investments	—	5,998
Restricted cash and investments	6	1,847

Net cash used in investing activities	(770)	(479)

Cash flows from financing activities:
Proceeds from stock option activity	—	8
Proceeds from Employee Stock Purchase Plan activity	—	58

Net cash provided by financing activities	—	66

Effect of exchange rate changes in cash	22	9

Net decrease in cash and cash equivalents	(3,189)	(839)
Cash and cash equivalents at beginning of period	7,348	13,236

Cash and cash equivalents at end of period	$4,159	$12,397

Non-cash investing and financing activities:

     The Company’s $16,000 certificate of deposit was reclassified from restricted investments to investments at January 2, 2005.

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)
(unaudited)

1. Basis of Presentation

     The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”). These financial statements have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of January 2, 2005, and its results of operations and cash flows for the thirteen weeks ended January 2, 2005 and December 28, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2004 for the year ended October 3, 2004. The results of operations for the three fiscal months ended January 2, 2005 may not be indicative of the results of operations that can be expected for the full year.

     Fiscal quarter

     The Company’s fiscal quarters include 13 or 14 weeks. The current quarter ended January 2, 2005 consisted of 13 weeks. The remaining quarters of fiscal 2005 include 13 weeks and will end on April 3, 2005, July 3, 2005, and October 2, 2005. The fourth quarter of fiscal 2004, ended October 3, 2004 included 14 weeks.

     Reclassifications

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications did not have a material impact on net loss or total shareholders’ equity.

     Use of estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Stock-based Incentive Compensation

     The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

     The following table illustrates the effect on net loss and net loss per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	For the Three Months Ended
	January 2,	December 28,
	2005	2003
Net loss, as reported	$(22)	$(3,316)
Add: stock-based compensation expense included in net loss	357	127
Deduct: total stock-based compensation expense determined under fair value based method	(444)	(242)

Net loss, as adjusted	$(109)	$(3,431)

Basic and diluted net loss per share:
As reported	$(0.00)	$(0.37)
As adjusted	$(0.01)	$(0.38)

     Stock-based compensation expense of $357 included in net loss for the three fiscal months ended January 2, 2005 included $338 and $19 for restricted stock compensation expense and Board of Directors compensation expense, respectively. Stock-based compensation expense of $127 included in net loss for the three fiscal months ended December 28, 2003 included $89 and $38 related to restricted stock compensation expense and Board of Directors compensation expense, respectively.

     The tax benefit related to the options granted during the three fiscal months ended January 2, 2005 and December 28, 2003 would generally be recorded at the Company’s federal and state statutory rate of approximately 40%. However, due to the full valuation allowance on the deferred tax assets, as discussed in Note 13, any expense related to stock options would result in a net zero tax effect.

     In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company’s stock price. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over their respective vesting periods.

3. Shareholders’ Equity

     Comprehensive Loss

     The components of comprehensive loss, net of taxes are as follows:

	Three Fiscal Months Ended
	January 2, 2005	December 28, 2003
Net loss	$(22)	$(3,316)
Other comprehensive income (loss):
Change in unrealized loss on investments	(59)	(55)
Translation adjustments	47	9

Total comprehensive loss	$(34)	$(3,362)

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows:

	January 2, 2005	October 3, 2004
Accumulated unrealized loss on investments	$(174)	$(115)
Accumulated translation adjustments	94	47

Total accumulated other comprehensive loss	$(80)	$(68)

     Registration Statement

     The Company has in effect a universal shelf registration statement on Form S-3 filed with the SEC. The universal shelf registration statement permits the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock, debt securities, depository shares and/or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $30,000. Specific terms and prices will be determined at the time of any offering and included in a related prospectus supplement to be filed with the SEC. To date no securities have been issued pursuant to the universal shelf registration.

4. Commitments and Contingent Liabilities

Litigation

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

     On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. The Company intends to seek further review of that decision by way of rehearing by the Court of Appeal and/or review by the California Supreme Court. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal scheduled oral argument for March 2, 2005. Both avenues of further review are discretionary with the court such that the Company does not have an absolute right to such review.

     Despite the Company’s determination to further pursue the appellate review process, there can be no assurance that such efforts will be successful in overturning the Court of Appeal’s decision. In the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering the clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

impact of such claims, if any, on the clients’ insurance coverage, potentially including but not limited to the clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (TPA) handling the claims for CIGA. Such data indicates claims of $31.6 million as of January 2, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

     Based on the Court of Appeal’s decision, the Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004. This amount represents the Company’s current estimate based on review of known information and was established for costs associated with the indemnification of certain clients for losses they may suffer as a result of the ruling. The $5,877 charge was based on the Company’s review of customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is therefore subject to change as more information becomes available to the Company. The Company recorded $98 in legal expenses for CIGA litigation costs during the first quarter of fiscal 2005. Additionally, the Company reclassified $150 of legal expenses related to the CIGA matter that were incurred during the first quarter of fiscal 2004 from selling and administrative expense to CIGA litigation. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.

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

     Other Contingency

     On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of January 2, 2005.

5. Earnings Per Share

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

     Potential common shares (including applicable outstanding options, restricted shares and shares in trust of 1,258 and 1,333 for the three fiscal months ended January 2, 2005 and December 28, 2003, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

6. Investments

     The Company accounts for its investments in accordance SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of commercial paper, fixed income securities and mutual funds classified as available-for-sale. At the time of sale, the cost of mutual fund investments are determined using the average cost method and fixed income securities cost is based upon specific identification. The Company’s portfolio of fixed income

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

securities have various maturity dates; $5,910 mature in fiscal 2006 and $9,388 mature in fiscal 2007. Unrealized gains and losses from available-for-sale securities are included in accumulated other comprehensive loss within shareholders’ equity. The net unrealized gains (losses) for available-for-sale securities were ($59) and $(55) for the three fiscal months ended January 2, 2005 and December 28, 2003, respectively. There were no realized gains or losses related to the Company’s available-for-sale securities for the three fiscal months ended January 2, 2005 and $5 realized gains for the three fiscal months ended December 28, 2003.

     Investments related to the Company’s deferred compensation program are classified as trading and total $3,505 and $3,161 at January 2, 2005 and October 3, 2004, respectively. The deferred compensation investments are included in current restricted investments in the Company’s consolidated balance sheets at January 2, 2005 and October 3, 2004. The realized and unrealized gains and losses relating to trading securities are recorded in other income and expense in the consolidated statements of operations. Net realized and unrealized gains (losses) for trading securities were $202 and $182 for the three fiscal months ended January 2, 2005 and December 28, 2003, respectively and are offset by the change in the deferred compensation liability which is included in selling and administrative expenses in the consolidated statements of operations. All investments are carried at fair value.

     The following table presents the classification of the Company’s investments:

	January 2,	October 3,
	2005	2004
Current
Available-for-sale securities (mutual funds)	$67	$66
Trading securities, restricted investments	3,505	3,161
Certificate of deposit*	16,000	16,000

Total investments	$19,572	$19,227

Long-term Restricted
Cash	$6,621	$6,568
Available-for-sale securities (U.S. government securities)	15,298	15,357

Total restricted cash and investments	$21,919	$21,925

     *At October 3, 2004, the $16,000 certificate of deposit was classified as restricted investments in the consolidated balance sheets in compliance with collateralization requirements under the Company’s bank agreement. As of January 2, 2005, the Company is no longer required to maintain a $16,000 certificate of deposit as collateral and accordingly reclassified the amount from restricted investments to investments.

     Gross unrealized gains and losses on our available-for-sale securities were as follows:

	For the Three Months Ended
	January 2,	December 28,
	2005	2003
Mutual funds:
Gross unrealized gains	$—	$90
Gross unrealized losses	—	(16)
U.S. government securities:
Gross unrealized gains	—	52
Gross unrealized losses	(59)	(181)

Net unrealized losses	$(59)	$(55)

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

     The following table summarizes the fair value and gross unrealized losses related to the Company’s available-for-sale securities that have been in a continuous unrealized loss position, at January 2, 2005:

	In a Loss Position for Less Than 12 Months
	Fair Value	Gross Unrealized Losses
U.S. government securities	$15,298	$(174)

     There have been no available-for-sale securities that have been in a continuous unrealized loss position for more than twelve months.

     The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At January 2, 2005, the Company believes that its investments are not impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.

7. Goodwill and Other Intangible Assets

     The following table summarizes the activity in goodwill:

	January 2, 2005	October 3, 2004
Beginning of year	$3,703	$3,030
Additions	419	700
Other adjustments	—	(27)

End of period	$4,122	$3,703

     The change in goodwill for the quarter ended January 2, 2005 is related to estimated additional purchase consideration for prior year acquisitions.

     Other intangible assets with finite lives include franchise rights, client relationships and non-competition agreements and are amortized on a straight-line basis. The weighted average amortization period is 6.3 years for franchise rights; 3.5 years for client relationships; and 5.0 years for non-competition agreements. Amortization expense related to other intangible assets was $136 and $81 for the three fiscal months ended January 2, 2005 and December 28, 2003, respectively.

     The following table presents the details of the Company’s other intangible assets that are subject to amortization:

	January 2, 2005	October 3, 2004
Franchise rights	$2,090	$2,090
Client relationships	470	470
Non-competition agreements	414	414

	2,974	2,974
Less accumulated amortization	(836)	(700)

Total	$2,138	$2,274

     At January 2, 2005, $408 of the unamortized balance of intangible assets is expected to be amortized in the remaining nine months of fiscal 2005; and $542, $493, $379, $242 and $74 in fiscal years 2006 through 2010.

8. Capitalized Software Costs

     During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage revenues and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and the Company’s offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in additional amortization expense of $507 during the first quarter of fiscal 2004. The

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

additional amortization expense is included in depreciation and amortization expense for the three months ended December 28, 2003 in the accompanying consolidated statements of operations.

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

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

amount, on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500 for all subsequent claims). The insurance carrier is responsible for incremental losses in excess of the applicable deductible amount.

     Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of January 2, 2005 is approximately $38,391, of which $12,003 is recorded as current and $26,388 is recorded as non-current in the accompanying consolidated balance sheets.

     The Company also has an aggregate $2,691 and $2,677 current liability recorded at January 2, 2005 and October 3, 2004, respectively, for amounts due to various state funds related to workers’ compensation.

     The following table presents the classification of the Company’s workers’ compensation liability, accrued CIGA litigation and other liabilities:

	January 2,	October 3,
	2005	2004
Current
Liability for various state funds and previous guaranteed cost policies	$2,691	$2,677
Accrued workers’ compensation	12,003	12,359

Accrued workers’ compensation	$14,694	$15,036

Long-term
Other liabilities	$300	$300
Accrued CIGA litigation	5,877	5,877
Accrued workers’ compensation	26,388	24,090

Other liabilities	$32,565	$30,267

     The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of January 2, 2005, the Company has outstanding letters of credit of $34,661 and pledged cash and securities totaling $21,919. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. Accordingly, the Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.

     From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program. The Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004 as a result of the October 2004 Court of Appeal’s decision (see Note 4 for further discussion).

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

10. Line of Credit

     The Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America was effective December 1, 2004.

     The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all restrictive covenants as prescribed in the Credit Agreement at January 2, 2005.

     Prior to December 1, 2004, the Company’s credit facility with Bank of America dated February 4, 2004 provided for aggregate borrowings not to exceed $40,000, including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit was collateralized by certain assets of the Company. In addition, the Company was required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which was classified as restricted cash and investments at October 3, 2004 in the accompanying consolidated balance sheets. The interest rate on the outstanding borrowings, was at the Company’s discretion, either the Bank of America’s prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and was paid monthly. The interest rate on outstanding letters of credit was 0.75% for amounts up to $16,000 and 1.5% for amounts greater than $16,000. The Company was required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the agreement, the Company was also required to comply with certain restrictive covenants, the most restrictive of which limited the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis.

     The Company has no borrowings outstanding as of the fiscal quarters ended January 2, 2005 and December 28, 2003. The Company had outstanding letters of credit totaling $34,661, at January 2, 2005 and October 3, 2004, to collaterize its remaining workers’ compensation deductible liability discussed in Note 9.

11. Office Closures

     The Company’s strategic plan focuses on increasing the percentage of business from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. Consequently, during the third quarter of fiscal 2003, the Company implemented plans to close or consolidate certain Company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities. During the third and fourth quarters of fiscal 2003, the Company recorded a $992 charge for costs in connection with these plans, including $689 related to contractual lease obligations and $303 for severance benefits, fixed asset disposals and other costs associated with these office closures. The $992 charge was included in selling and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended September 28, 2003. During the first three months of fiscal 2005, the Company closed three under performing Company-owned offices. The Company incurred $35 in costs related to fixed asset disposals in connection with the fiscal 2005 closures. There were no charges related to the office closure plans for the three fiscal months ended December 28, 2003. At January 2, 2005 and October 3, 2004, the remaining liability resulting from the charges in connection with this plan was $103 and $130, respectively, which is included in “Other Accrued Expenses,” in the accompanying consolidated balance sheets, and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2008.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

12. Restricted Stock Awards

     At January 2, 2005, the Company had 545 shares of restricted Class A Common Stock issued and outstanding. The Leadership Development and Compensation Committee of the Board of Directors did not approve the issuance of any additional shares of restricted Class A Common Stock (the “Restricted Stock”) under the Company’s 1996 Stock Incentive Plan during the first three months of fiscal 2005 or during the fiscal year ended October 3, 2004. The Restricted Stock has no purchase price and cliff vests after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. At the time of issuance, unearned compensation is recorded as a component of shareholders’ equity and is based upon the fair market value of the Company’s Class A Common Stock on the respective grant dates. The unearned compensation is amortized and charged to operations over the initial five-year vesting period. Amortization expense of $338 and $89 were included in operations for the three fiscal months ended January 2, 2005 and December 28, 2003, respectively.

13. Income Taxes

     An income tax provision of $37 was recorded for the three fiscal months ended January 2, 2005 as compared to an income tax provision of $124 for the three fiscal months ended December 28, 2003. The Company’s overall annual effective tax rates of 249.1% and (3.9%) for the first fiscal quarters of 2005 and 2004, respectively, differ from the statutory rate due to the respective current periods valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

14. New Accounting Standard

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 (the fourth quarter of fiscal 2005 for the Company) and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its fourth quarter on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, as amended.

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

Company Overview

     RemedyTemp, Inc. is a national provider of clerical, light industrial, information technology and financial temporary staffing and direct hire services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 35 states, District of Columbia, Puerto Rico and Canada through a network of 237 offices, of which 130 are Company-owned and 107 are independently-managed franchises.

Executive Summary

     The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. Although it is likely that the pressure on margins will continue throughout fiscal 2005, the Company’s focus on increasing its business mix with specialty staffing services and its direct hire business will help mitigate the impact of the downward trend on margins throughout the industry. During the last eighteen months, global economic conditions have continued to improve which appears to signal a sustainable job-creating recovery. The demand for temporary staffing has also continued to grow as demonstrated in recent surveys by the American Staffing Association (“ASA”). According to ASA, staffing companies have almost regained the 28% loss in employment they experienced as a result of the past U.S. economic recession. ASA further states that the staffing industry added more than 200,000 jobs in 2004 with December 2004 marking the 19th consecutive month of year-over-year growth for the industry. Management continues to be encouraged by the recent economic data, as well as the steady job growth in the staffing industry.

     The increases in workers’ compensation costs and state unemployment insurance costs the Company experienced in fiscal 2003 and 2004 were significant. However, the Company does not expect the increases in state unemployment costs to continue at such a significant rate throughout fiscal 2005 and expects workers’ compensation costs to continue to stabilize throughout fiscal 2005.

     With long-term positive prospects, the staffing industry has always been inherently difficult to forecast due to its dependence on economic factors and the strength of the labor market. However, the Company has developed a forecasting tool jointly with the A. Gary Anderson Center for Economic Research at Chapman University. The Quarterly Labor Forecast Report, which is based upon Bureau of Labor Statistics (the “BLS”) and other economic factors, helps to predict total demand for temporary labor. The Company has been utilizing this tool for several years and has recently begun to publish the results on a quarterly basis.

RemedyTemp, Inc.

     Taking advantage of its strong brand name and infrastructure, the Company has positioned itself for profitable growth in fiscal 2005. The Company’s long-term growth strategies include:

•	Increasing the proportion of revenue from its Company-owned offices;

•	Increasing the proportion of revenue generated from outside of California to mitigate rising state unemployment and workers’ compensation costs;

•	Increasing Company-owned office revenues (“Company-owned office revenue” or “direct revenue”) in its higher margin clerical business;

•	Increasing direct hire revenue (whereby the Company earns a fee for placing an associate in a permanent position);

•	Targeting small (“retail”) to midsize clients which typically generate higher margins;

•	Increasing the number of sales representatives in the field in the next several years (referred to as the Company’s investment hire goal); and

•	Growing the niche sectors of the Company’s business (financial staffing, information technology services and officestaff services) to take advantage of higher gross margins.

Operations

     The Company generated a 9.0% increase in revenues for the first quarter of fiscal 2005 compared to the same period in the prior year. Gross margins improved to 19.5% as compared to 16.3% for the same period in the prior year.

     The Company’s revenues are derived from Company-owned offices and independently-managed franchise offices. The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format.

     The table below sets forth the number of Company-owned, traditional and licensed franchise offices:

	January 2,	December 28,
	2005	2003
Company-owned offices	130	126
Licensed franchise offices	10	13
Traditional franchise offices	97	102

Total offices	237	241

     Revenues generated in California increased to 43.3% of total revenues for the three months ended January 2, 2005 as compared to 42.6% for three months ended December 28, 2003.

Traditional Franchise

     Under the Company’s traditional franchise agreements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, at a standard rate of 7.0% of its gross billings. Franchisees that have renewed their franchise agreement could qualify for a reduced rate (ranging from 5.5% — 6.5%) based on gross billings. Additionally, a discounted rate is utilized with national accounts for which the Company’s fee is reduced. The average royalty rate was 6.4% for the three months ended January 2, 2005. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company no longer offers this form of franchise agreement.

Licensed Franchise

     Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60% — 70% of the office’s gross profit. The Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings. However, the Company’s share of the licensee’s gross profit is decreased for (i) national accounts for which the Company’s fee is reduced to compensate for lower gross margins, (ii) sales incentive programs, and (iii) licensees that have renewed their franchise agreement and qualify for a reduced rate (ranging from 6.0% — 7.0%) based on gross revenues. For the three months ended January 2, 2005 the average Company’s share of licensee’s gross revenues was

RemedyTemp, Inc.

6.5%. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

Results of Operations (amounts in thousands)

For the Three Fiscal Months Ended January 2, 2005 Compared to the Three Fiscal Months Ended December 28, 2003

Revenue

	For the Three Months Ended		Favorable (Unfavorable)
	January 2,	December 28,
	2005	2003	$ Change	% Change
Company-owned office revenues	$88,628	$82,190	$6,438	7.8%
Licensed franchise revenues	48,406	43,378	5,028	11.6%
Franchise royalties and initial franchise fees	322	443	(121)	(27.3%)

Total revenues	$137,356	$126,011	$11,345	9.0%

•	Direct revenue increased 7.8% for the three fiscal months ended January 2, 2005 as compared to the three fiscal months ended December 28, 2003. The increase is primarily attributable to the Company’s RemX® specialty staffing division which generated a $5,986 increase in revenue to $10,862 for the three fiscal months ended January 2, 2005 as compared to the same period in the prior year; $850 of the increase in RemX® is attributable to the acquisition of the traditional franchise office during the second quarter of fiscal 2004. The Company also experienced increased revenue from the addition of several large new customers and increased revenue from existing customers.

•	The $5,028 or 11.6% increase in the licensed franchise revenue is due to the addition of several new customers and increased revenue from existing customers, offset by the loss of two significant customers.

•	The mix between direct, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 64.5% of total revenues for the three fiscal months ended January 2, 2005 as compared to 65.2% for the three fiscal months ended December 28, 2003.

     The following table summarizes the Company’s business mix as a percent of revenue:

	For the Three Months Ended
	January 2,	December 28,
	2005	2003
Light Industrial	65.5%	68.8%
Clerical	26.4%	27.0%
RemX®	7.9%	3.9%

•	Although overall light industrial revenue increased, the decrease in light industrial revenues as a percent of total revenue during the three fiscal months ended January 2, 2005 is primarily due to decreased volume from existing customers as a result of various business reasons.

•	The decreased revenue from the clerical sector is a result of decreased business with existing large volume customers, a significant portion was attributed to the financial services industry, offset somewhat by increased business with existing smaller customers.

•	The increase in the revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

RemedyTemp, Inc.

Cost of Revenues

	For the Three Months Ended		Favorable (Unfavorable)
	January 2, 2005	December 28, 2003	$ Change	% Change
Cost of Company-owned office revenues	$71,821	$70,867	$(954)	(1.3%)
Cost of licensed franchise revenues	38,744	34,654	(4,090)	(11.8%)

Total cost of revenues	$110,565	$105,521	$(5,044)	(4.8%)

•	Total cost of direct and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 80.5% and 83.7% for the three fiscal months ended January 2, 2005 and December 28, 2003, respectively. Overall consolidated gross margin improved to 19.5% for the three fiscal months ended January 2, 2005 as compared to 16.3% for the three fiscal months ended December 28, 2003. The 3.2 percentage point increase in margin is primarily attributable to the Company’s success in its efforts to increase markup (defined as the bill rate/wage rate). Markup contributed 2.1 percentage points to the increase. The decrease in workers’ compensation expense contributed 1.0 percentage point to the improved margins and was partially offset by an increase in state unemployment insurance costs. Additionally, a $1.3 million increase in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position contributed 0.6 percentage points to the improved margins. Direct hire revenue as a percentage of total revenue increased to 1.9% for the three fiscal months ended January 2, 2005, as compared to 1.0% for the three fiscal months ended December 28, 2003.

•	Company-owned office gross margin was 19.0% for the three months ended January 2, 2005 as compared to 13.8% for the same period in the prior year. The 5.2 percentage point increase in Company-owned office gross margin is primarily attributable to markup. Markup contributed 3.1 percentage points of the improved margins while the decrease in workers’ compensation expense contributed 1.5 percentage points. The decrease in workers’ compensation expense was partially offset by an increase in state unemployment insurance costs. The Company believes that the increase in state unemployment insurance costs will continue for the remainder of fiscal 2005, both within and outside of California. Additionally, the increase in direct hire business contributed 0.9 percentage points to the overall 5.2 percentage point increase.

•	The increase in cost of licensed franchise revenues is consistent with the 11.6% increase in licensed franchise revenue.

Operating Expenses

	For the Three Months Ended		Favorable (Unfavorable)
	January 2,	December 28,
	2005	2003	$ Change	% Change
Licensees’ share of gross profit	$6,468	$5,817	$(651)	(11.2%)
Selling and administrative expenses	19,348	16,292	(3,056)	(18.8%)
CIGA litigation	98	150	52	34.7%
Depreciation and amortization	1,364	1,748	384	22.0%

Total operating expenses	$27,278	$24,007	$(3,271)	(13.6%)

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The increase in licensees’ share of gross profit is consistent with the increase in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 66.9% for the three fiscal months ended January 2, 2005 as compared to 66.7% for the three fiscal months ended December 28, 2003.

RemedyTemp, Inc.

•	The following table summarizes the significant changes in selling and administrative expenses for the three fiscal months ended January 2, 2005 as compared to the three fiscal months ended December 28, 2003:

	Consolidated	RemX®	Other
	Change	Change	Offices*

Colleague salary and related taxes	$(2,045)	$(841)	$(1,204)
Profit Sharing	(684)	(306)	(378)
Colleague travel and business conferences	(323)	(60)	(263)
Rent	(170)	(102)	(68)
Insurance	(133)	(65)	(68)
Professional fees	(131)	—	(131)
Legal fees	(105)	—	(105)
Bad debt	716	—	716
Royalty payments	175	—	175
Other SG&A	(356)	(154)	(202)

Net increase	$(3,056)	$(1,528)	$(1,528)

*	Other Offices category includes the corporate office

•	Selling and administrative expenses as a percentage of total revenues were 14.1% for the three fiscal months ended January 2, 2005 as compared to 12.9% for the three fiscal months ended December 28, 2003. The primary factor contributing to the net increase was a $2,045 increase in colleague salaries due to the Company’s investment hire goal and the expansion of the RemX® specialty staffing division. The increase was offset by a $716 decrease in the Company’s bad debt expense. During the first quarter of fiscal 2004 the Company recorded approximately $500 to bad debt expense as a result of a large customer filing for bankruptcy.

•	The $384 decrease in depreciation and amortization for the three months ended January 2, 2005 as compared to the three months ended December 28, 2003 is due to an increase in fully depreciated fixed assets at January 2, 2005 as compared to December 28, 2003 which included the write-off and change in useful life of certain capitalized software costs during the fourth quarter of fiscal 2003 resulting in additional amortization expense of $507 during the first quarter of fiscal 2004. The decrease in depreciation and amortization was offset by the incremental amortization expense from identifiable intangible assets resulting from the franchise acquisition during the second quarter of fiscal 2004.

     Loss from operations improved $3,030 to an operating loss of $487 for the three fiscal months ended January 2, 2005 from an operating loss of $3,517 for the three fiscal months ended December 28, 2003. Improvement in the Company’s operating loss is due to the increase in direct revenues in conjunction with gross margin improvement. The decrease in depreciation and amortization also contributed to the improved operating profits.

     An income tax provision of $37 was recorded in the first quarter of fiscal 2005 as compared with an income tax provision of $124 for the first quarter of fiscal year 2004. The Company’s overall effective tax rates of 249.1% and (3.9%) for the first fiscal quarters of 2005 and 2004, respectively, differ from the statutory rate due to the respective current periods valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

     The Company generated a net loss of $22 for the three months ended January 2, 2005 as compared to a net loss of $3,316 for the three fiscal months ended December 28, 2003.

Liquidity and Capital Resources (amounts in thousands)

     The Company’s balance sheet includes $45,650 in cash and investments as of January 2, 2005 (including restricted cash and investments discussed below), and it continues to be debt free, although significant letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information systems initiatives and direct office openings) and franchise acquisitions.

RemedyTemp, Inc.

Beginning in the third quarter of fiscal 2003, the Company collateralized $21,615 of its workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit. During the second quarter of fiscal 2004, the Company used $16,000 in cash to collateralize its $40,000 line of credit as required by its credit facility (Note 10 to the condensed notes to consolidated financial statements). As of December 1, 2004, under the Company’s new Credit Agreement, the Company is no longer required to maintain the $16,000 collateralization of its line of credit and accordingly, the certificate of deposit was reclassified from restricted investment to investments.

     The following table summarizes the Company’s cash and investments and letters of credit at January 2, 2005 and October 3, 2004:

	January 2,	October 3,
	2005	2004
Cash and cash equivalents	$4,159	$7,348
Investments	16,067	66

Collateralized certificate of deposit related to bank agreement	—	16,000
Deferred compensation investments	3,505	3,161

Total restricted investments	3,505	19,161

Total cash and investments — current	23,731	26,575

Total restricted cash and investments –long-term	21,919	21,925

Total cash and investments	$45,650	$48,500

Letters of credit	$34,661	$34,661

     Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized below:

	For the Three Months Ended
	January 2,	December 28,
	2005	2003
Cash provided by (used in):
Operating activities	$(2,441)	$(435)
Investing activities	(770)	(479)
Financing activities	—	66
Effect of exchange rate on cash	22	9

Net decrease in cash and cash equivalents	(3,189)	(839)
Cash and cash equivalents at beginning of period	7,348	13,236

Cash and cash equivalents at end of period	$4,159	$12,397

•	Cash flows from operating activities, compared to the preceding year, were primarily impacted by the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-45 days after the related billing.

•	During the first quarter of fiscal 2005, cash used in investing activities was primarily related to capital expenditures. Cash used for purchases of fixed assets, including information systems development costs, was $716 for three fiscal months ended January 2, 2005 and $257 for three fiscal months ended December 28, 2003. During the first quarter of fiscal 2004, cash used in investing activities was primarily related to the Company’s investment portfolio, which includes highly rated debt securities with various maturity dates through fiscal 2007. Net cash outflows related to available-for-sale investments were $60 for three fiscal months ended January 2, 2005 as compared to $2,069 of net cash outflows in the three fiscal months ended December 28, 2003. The Company continues to invest in computer-based technologies and direct office openings and anticipates approximately $3,300 in related capital expenditures for the remaining nine months of fiscal 2005.

RemedyTemp, Inc.

•	There was no cash used in or provided by financing activities for the first quarter of fiscal 2005. During the first quarter of fiscal 2004, cash provided by financing activities was primarily a result of shares of the Company’s Class A Common Stock issued through the Employee Stock Purchase Plan.

     Cash and cash equivalents decreased $8,238 from the prior year as a result of the timing of payroll disbursements and vendor payments as well as delayed cash payments from several large customers related to December 2004 sales.

     As discussed in Note 9 to the condensed notes to consolidated financial statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts as of January 2, 2005 is approximately $38,391 of which $12,003 is recorded as current and $26,388 is recorded as non-current in the consolidated balance sheets. The Company also has an aggregate $2,691 current liability recorded at January 2, 2005 for amounts due to various state funds related to workers’ compensation.

     The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $34,661 as of January 2, 2005 and October 3, 2004 and will most likely be required to increase the amount of letters of credit for its new workers’ compensation program commencing April 4, 2005. At January 2, 2005, the Company had $14,119 available under its line of credit. The Company believes that this amount plus the letter of credit reductions for previous year programs and the new Credit Agreement described below will be sufficient for the new insurance policy.

     The Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America was effective December 1, 2004. The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all restrictive covenants as prescribed in the Credit Agreement at January 2, 2005.

     The Company has no borrowings outstanding as of January 2, 2005 and October 3, 2004.

     As discussed in Part II, Item 1, Legal Proceedings and Note 4 to the condensed notes to consolidated financial statements, the Company recorded a $5,877 charge during the fourth quarter of fiscal 2004 for the costs of indemnifying certain clients for losses they may suffer as a result of a Court of Appeal’s October 2004 decision. This charge is based upon various estimates and is subject to change as more information becomes available to the Company. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.

     The Company has in effect a universal shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). The universal shelf registration statement permits the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock, debt securities, depository shares and/or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $30,000. Specific terms and prices will be determined at the time of any offering and included in a related prospectus supplement to be filed with the SEC. To date no securities have been issued pursuant to the universal shelf registration.

RemedyTemp, Inc.

     On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of January 2, 2005.

     From time to time, the Company may selectively purchase licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions. The Company may continue evaluating certain strategic acquisitions which may have an impact on liquidity depending on the size of the acquisition.

     The Company believes that its current and expected levels of working capital of $57,702 and line of credit are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. Should it be necessary, the Company may issue securities under its effective Form S-3.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).

Contractual Obligations

     The Company has no significant contractual obligations not fully recorded in the consolidated balance sheets or fully disclosed in the condensed notes to consolidated financial statements. The Company’s estimated workers’ compensation obligation which represents the remaining deductible liability under the Company’s current workers’ compensation contracts increased $1,942 to $38,391 at January 2, 2005 as compared to $36,449 at October 3, 2004.

Critical Accounting Policies and Estimates

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

     The Company accounts for the revenues and the related direct costs in accordance with Emerging Issues Task Force 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on the behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the consolidated statement of operations, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchised agreement, the franchisee has the direct contractual relationship with clients, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its consolidated statements of operations and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements the Company has the direct contractual relationship with clients, holds title to the related customer receivables and is the

RemedyTemp, Inc.

legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).

     Accounts Receivable – Remedy provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its clients to make required payments. This allowance is based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its clients’ financial strength and any other known factors impacting collectibility. If the financial condition of its clients were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Remedy’s estimates are influenced by the following considerations: the large number of clients and their dispersion across wide geographic areas, the fact that no single client accounts for 10% or more of its net revenues and its continuing credit evaluation of its clients’ financial conditions.

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

     Goodwill and Other Intangible Assets – Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets deemed to have indefinite lives are not amortized but are to be tested for impairment at the reporting unit level on an annual basis (at fiscal year end for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units (reporting units are determined based on geographic groupings of Company-owned offices), and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using similar transactions and the guideline public company method which develops and utilizes multiples of revenue and gross profit. Changes in the estimates and assumptions used in the determination of the fair value of the reporting units could materially affect the fair value and/or goodwill impairment for each reporting unit.

     Other Long-Lived Assets – In accordance with SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets,” the Company assesses the fair value and recoverability of its long-lived assets, whenever facts and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is affected by factors such as the ongoing maintenance and improvements of the assets, recent operating results, forecasted performance of the Company’s business and the overall economic environment. When the Company determines that the carrying value of the long-lived assets exceeds the fair value and may not be recoverable, an impairment loss is recognized. The Company measures impairment based upon a forecasted discounted cash flow method.

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

RemedyTemp, Inc.

     As a result of the Company’s recent cumulative losses, management concluded that a full valuation allowance was appropriate at January 2, 2005 and for the fiscal years ended October 3, 2004 and September 28, 2003. While the Company expects to be profitable in fiscal 2005 and beyond, in view of the recent losses there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

     Contingencies and Litigation – There are various claims, lawsuits and pending actions against the Company incident to its operations. If a loss arising from these actions is probable and can be reasonably estimated, the Company must record the amount of the estimated liability. With the exception of the $5,877 charge recorded in the fourth quarter of fiscal 2004 related to the CIGA matter, and based on current available information, management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company’s consolidated financial statements. As additional information becomes available, management will continue assessing any potential liability related to these actions and may need to revise its estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk resulting from changes in interest rates and equity prices and, to a lesser extent, foreign currency rates. Under its current policy, the Company does not engage in speculative or leveraged transactions to manage exposure to market risk. There were no material changes to the disclosures made in Item 7A in the Company’s Annual Report on Form 10-K for the year ended October 3, 2004 regarding quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of January 2, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

     There was no change in the Company’s internal controls over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. The Company intends to seek further review of that decision by way of rehearing by the Court of Appeal and/or review by the California Supreme Court. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal scheduled oral argument for March 2, 2005. Both avenues of further review are discretionary with the court such that the Company does not have an absolute right to such review.

     Despite the Company’s determination to further pursue the appellate review process, there can be no assurance that such efforts will be successful in overturning the Court of Appeal’s decision. In the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain clients and believes that it would consider reimbursement of other clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s clients, thus triggering the clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the clients’ insurance coverage, potentially including but not limited to the clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (TPA) handling the claims for CIGA. Such data indicates claims of $31.6 million as of January 2, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

     Based on the Court of Appeal’s decision, the Company recorded a $5.9 million charge to operating income during the fourth quarter of fiscal 2004. This amount represents the Company’s current estimate based on review of known information and was established for costs associated with the indemnification of certain clients for losses they may suffer as a result of the ruling. The $5.9 million charge was based on the Company’s review of customer contracts, review of the Loss Run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is therefore subject to change as more information becomes available to the Company. The Company recorded $0.1 million in legal expenses for CIGA litigation costs during the first quarter of fiscal 2005. Additionally, the Company reclassified $0.2 million of legal expenses related to the CIGA matter that were incurred during the first quarter of fiscal 2004 from selling and administrative expense to CIGA litigation costs. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides

RemedyTemp, Inc.

to make any “goodwill” payments to clients. Management’s current estimate of future “goodwill” payments is a range of $2.0 million to $3.0 million. This estimate is subject to change.

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

Other Contingency

     On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2.0 million for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of January 2, 2005.

RemedyTemp, Inc.

ITEM 6. EXHIBITS

     Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement (i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (h)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.32	*Monty Houdeshell Change in Control Severance Agreement (p)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker – Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc. (s)

10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc. (t)

10.38	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement

RemedyTemp, Inc.

Exhibit No.	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended October 3, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K on December 3, 2004.

RemedyTemp, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

February 7, 2005	/s/ GREG D. PALMER

Greg D. Palmer, President and Chief
Executive Officer

February 7, 2005	/s/ MONTY A. HOUDESHELL

Monty A. Houdeshell, Senior Vice
President Chief Administrative Officer and
Corporate Secretary
(Principal Financial Officer)

February 7, 2005	/s/ JOHN D. SWANCOAT

John D. Swancoat, Vice President and Controller
(Principal Accounting Officer)

RemedyTemp, Inc.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement (i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (h)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.32	*Monty Houdeshell Change in Control Severance Agreement (p)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker — Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc. (s)

10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc. (t)

10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement

RemedyTemp, Inc.

Exhibit No.	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended October 3, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K on December 3, 2004.