Form 10-Q
period 2005-04-03
REMEDYTEMP INC
filed 2005-05-12
CIK 1013467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

or

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

     As of May 9, 2005 the Registrant had 8,801,066 shares of Class A Common Stock and 798,188 shares of Class B Common Stock outstanding.

RemedyTemp, Inc.

RemedyTemp, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)
(unaudited)

	April 3,	October 3,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$27,391	$7,075
Investments	66	339
Restricted investments	3,543	19,161
Accounts receivable, net of allowance for doubtful accounts of $1,262 and $2,984, respectively	56,390	63,152
Prepaid expenses and other current assets	6,683	8,913
Prepaid income taxes	262	160

Total current assets	94,335	98,800
Fixed assets, net	10,225	10,589
Restricted cash and investments	21,908	21,925
Other assets	146	330
Intangible assets, net of accumulated amortization of $972 and $700, respectively	2,002	2,274
Goodwill	4,578	3,703

Total Assets	$133,194	$137,621

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,385	$4,225
Accrued workers’ compensation, current portion (Note 9)	15,408	15,036
Accrued payroll, benefits and related costs	16,081	17,938
Accrued licensees’ share of gross profit	2,200	2,745
Other accrued expenses	3,060	3,899

Total current liabilities	38,134	43,843

Other liabilities (Note 9)	32,209	30,267

Total liabilities	70,343	74,110

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,801 and 8,778 shares issued and outstanding at April 3, 2005 and October 3, 2004, respectively	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 798 and 800 shares issued and outstanding at April 3, 2005 and October 3, 2004, respectively	8	8
Additional paid-in capital	41,744	41,522
Unearned compensation	(3,061)	(3,737)
Accumulated other comprehensive loss	(223)	(68)
Retained earnings	24,295	25,698

Total shareholders’ equity	62,851	63,511

Total Liabilities and Shareholders’ Equity	$133,194	$137,621

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
Company-owned office revenues	$77,335	$75,426	$165,963	$157,616
Licensed franchise revenues	47,623	39,611	96,029	82,989
Franchise royalties and initial franchise fees	305	348	627	791

Total revenues	125,263	115,385	262,619	241,396
Cost of Company-owned office revenues	62,162	64,280	133,983	135,147
Cost of licensed franchise revenues	38,269	31,833	77,013	66,487
Licensees’ share of gross profit	6,392	5,327	12,860	11,145
Selling and administrative expenses	19,314	16,694	38,662	32,985
CIGA litigation	40	(60)	138	90
Depreciation and amortization	1,190	1,514	2,554	3,262

Loss from operations	(2,104)	(4,203)	(2,591)	(7,720)
Other income and expense:
Interest expense	(178)	(79)	(306)	(206)
Interest income	274	279	533	537
Other, net	128	181	499	375

Loss before income taxes	(1,880)	(3,822)	(1,865)	(7,014)
(Benefit from) provision for income taxes	(499)	203	(462)	327

Net loss	$(1,381)	$(4,025)	$(1,403)	$(7,341)

Loss per share – basic and diluted:
Net loss – basic and diluted	$(0.15)	$(0.45)	$(0.16)	$(0.81)

Weighted average shares:
Basic and diluted	9,043	9,019	9,038	9,019

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(unaudited)

	For the Six Months Ended
	April 3,	March 28,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,403)	$(7,341)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,554	3,262
Provision for losses on accounts receivable	49	617
Stock-based compensation expense	712	519
Changes in assets and liabilities:
Trading investments	(382)	(378)
Accounts receivable	6,713	8,302
Prepaid expenses and other current assets	1,969	1,287
Other assets	184	953
Accounts payable	(2,840)	(3,467)
Accrued workers’ compensation	2,314	3,063
Accrued payroll, benefits and related costs	(1,857)	(2,788)
Accrued licensees’ share of gross profit	(545)	(184)
Other accrued expenses	(745)	(532)
Prepaid income taxes	(102)	(409)

Net cash provided by operating activities	6,621	2,904

Cash flows from investing activities:
Purchase of fixed assets	(1,659)	(686)
Purchase of available-for-sale investments	(2,343)	(16,599)
Proceeds from sale of available-for-sale investments	4,000	27,478
Restricted cash and investments	14,445	(14,357)
Acquisition of franchises	(875)	(1,443)

Net cash provided by (used in) investing activities	13,568	(5,607)

Cash flows from financing activities:
Proceeds from stock option activity	—	8
Proceeds from Employee Stock Purchase Plan activity	94	57

Net cash provided by financing activities	94	65

Effect of exchange rate changes in cash	33	(1)

Net increase (decrease) in cash and cash equivalents	20,316	(2,639)
Cash and cash equivalents at beginning of period	7,075	13,236

Cash and cash equivalents at end of period	$27,391	$10,597

Supplemental disclosure of non-cash activities:
Issuance of common shares to Non-Employee Director	$127	$—

Forfeiture of restricted stock	$—	$894

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)
(unaudited)

1. Basis of Presentation

     The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”). These financial statements have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of April 3, 2005, and its results of operations and cash flows for the twenty-six weeks ended April 3, 2005 and March 28, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2004, for the year ended October 3, 2004. The results of operations for the three and six fiscal months ended April 3, 2005 may not be indicative of the results of operations that can be expected for the full year.

     Fiscal quarter

     The Company’s fiscal quarters include 13 or 14 weeks. The current quarter ended April 3, 2005 consisted of 13 weeks. The remaining quarters of fiscal 2005 include 13 weeks and will end on July 3, 2005 and October 2, 2005. The fourth quarter of fiscal 2004 ended October 3, 2004 included 14 weeks.

     Reclassifications

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications did not have an impact on the net loss or total shareholders’ equity.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

     The following table illustrates the effect on net loss and net loss per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	For the Three Months Ended		For the Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
Net loss, as reported	$(1,381)	$(4,025)	$(1,403)	$(7,341)
Add: stock-based compensation included in net loss	355	392	712	519
Deduct: total stock-based employee compensation expense determined under fair value based method	(449)	(510)	(893)	(752)

Net loss, as adjusted	$(1,475)	$(4,143)	$(1,584)	$(7,574)

Basic and diluted net loss per share:
As reported	$(0.15)	$(0.45)	$(0.16)	$(0.81)
As adjusted	$(0.16)	$(0.46)	$(0.18)	$(0.84)

     Stock-based compensation expense of $712, included in net loss for the six fiscal months ended April 3, 2005, included $676 and $36 for restricted stock compensation expense and Board of Directors compensation expense, respectively. Stock-based compensation expense of $519, included in net loss for the six fiscal months ended March 28, 2004, included $451 and $68 related to restricted stock compensation expense and Board of Directors compensation expense, respectively.

     The tax benefit related to the options granted during the three and six fiscal months ended April 3, 2005 and March 28, 2004 would generally be recorded at the Company’s federal and state statutory rate of approximately 40%. However, due to the full valuation allowance on the deferred tax assets, as discussed in Note 13, any expense related to stock options would result in a net zero tax effect.

     In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company’s stock price. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over their respective vesting periods.

3. Shareholders’ Equity

     Additional Paid-in Capital

     The following table summarizes the activity in additional paid-in capital:

	April 3, 2005	October 3, 2004
Beginning of year	$41,522	$42,674
Issuance of common shares to Non-Employee Director	127	—
Activity of Employee Stock Purchase Plan	94	185
Stock option activity	—	8
Forfeiture of restricted stock	—	(1,345)
Other	1	—

End of period	$41,744	$41,522

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

     Comprehensive Loss

     The components of comprehensive loss, net of taxes are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
Net loss	$(1,381)	$(4,025)	$(1,403)	$(7,341)
Other comprehensive loss:
Change in unrealized loss on investments	(129)	(9)	(188)	(64)
Translation adjustments	(14)	(10)	33	(1)

Total comprehensive loss.	$(1,524)	$(4,044)	$(1,558)	$(7,406)

     Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows:

	April 3, 2005	October 3, 2004
Accumulated unrealized loss on investments	$(303)	$(115)
Accumulated translation adjustments	80	47

Total accumulated other comprehensive loss	$(223)	$(68)

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

4. Commitments and Contingent Liabilities

Litigation

     CIGA

     In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB affirmed the ruling of the Administrative Law Judge.

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

     On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal heard oral argument on April 15, 2005, and the parties are awaiting the Court of Appeal’s decision.

     Despite the Company’s determination to further pursue the appellate review process, there can be no assurance that such efforts will be successful in overturning the Court of Appeal’s decision. In the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Clients, thus triggering the Clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (TPA) handling the claims for CIGA. Such data indicates claims of $31,300 as of April 3, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

     Based on the Court of Appeal’s October 20, 2004 decision, the Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004. This amount represents the Company’s current estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of the ruling. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is, therefore, subject to change as more information becomes available to the Company. The Company recorded $138 in legal expenses for CIGA litigation costs during the six fiscal months ended April 3, 2005. Additionally, the Company reclassified $90 of legal expenses related to the CIGA matter that were incurred during the six fiscal months ended March 28, 2004 from selling and administrative expense to CIGA litigation. The Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.

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

     Other Contingency

     On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of April 3, 2005.

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

     Potential common shares (including applicable outstanding options, restricted shares and shares in trust of 1,254 and 1,306 for the three fiscal months ended April 3, 2005 and March 28, 2004, respectively, and 1,249 and 1,320, for the six fiscal months then ended, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

6. Investments

     The Company accounts for its investments in accordance SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of commercial paper, fixed income securities, auction rate securities and mutual funds classified as available-for-sale. At the time of sale, the cost of mutual fund investments are determined using the average cost method and fixed income securities cost is based upon specific identification.

     The Company’s portfolio of fixed income securities have various maturity dates; $5,885, $9,311 and $2,316 mature in fiscal 2006, 2007 and 2008, respectively. Unrealized gains and losses from available-for-sale securities are included in accumulated other comprehensive loss within shareholders’ equity. There were no realized gains or losses related to the Company’s available-for-sale securities for the three and six fiscal months ended April 3, 2005 and $55 and $60 net realized gains for the three and six fiscal months ended March 28, 2004, respectively.

     Investments related to the Company’s deferred compensation program are classified as trading and total $3,543 and $3,161 at April 3, 2005 and March 28, 2004, respectively. The deferred compensation investments are included in current restricted investments in the Company’s consolidated balance sheets at April 3, 2005 and March 28, 2004. The realized and unrealized gains and losses relating to trading securities are recorded in other income and expense in the consolidated statements of operations. Net realized and unrealized gains (losses) for trading securities were $168 and $217 for the six fiscal months ended April 3, 2005 and March 28, 2004, respectively, and are offset by the change in the deferred compensation liability which is included in selling and administrative expenses in the consolidated statements of operations. All investments are carried at fair value. The following table presents the classification of the Company’s investments:

	April 3,	October 3,
	2005	2004
Current
Available-for-sale securities (mutual funds)	$66	$66
Available-for-sale securities (auction rate securities)	—	273
Trading securities, restricted investments	3,543	3,161
Certificate of deposit*	—	16,000

Total investments	$3,609	$19,500

Long-term Restricted
Cash	$1,996	$441
Available-for-sale securities (auction rate securities)	2,400	6,127
Available-for-sale securities (U.S. government securities)	17,512	15,357

Total restricted cash and investments	$21,908	$21,925

     *At October 3, 2004, the $16,000 certificate of deposit was classified as restricted investments in the consolidated balance sheets in compliance with collateralization requirements under the Company’s bank agreement. As of the second quarter of 2005, the Company is no longer required to maintain a $16,000 certificate of deposit as collateral and accordingly recorded the amount to cash and cash equivalents.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

     Gross unrealized gains and losses on our available-for-sale securities were as follows:

	April 3,	October 3,
	2005**	2004**
U.S. government securities:
Gross unrealized gains	$—	$—
Gross unrealized losses	(303)	(115)

Net unrealized losses	$(303)	$(115)

     **There were no unrealized gains or losses on the auction rate securities and mutual funds.

     The following table summarizes the fair value and gross unrealized losses related to the Company’s available-for-sale securities that have been in a continuous unrealized loss position, at April 3, 2005:

	In a Loss Position for Less Than 12 Months
	Fair Value	Gross Unrealized Losses
U.S. government securities	$17,512	$(303)

     There have been no available-for-sale securities that have been in a continuous unrealized loss position for more than twelve months.

     The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At April 3, 2005, the Company believes that its investments are not impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.

7. Goodwill and Other Intangible Assets

     The following table summarizes the activity in goodwill:

	April 3, 2005	October 3, 2004
Beginning of year	$3,703	$3,030
Additions	875	700
Other adjustments	—	(27)

End of period	$4,578	$3,703

     The change in goodwill for the six fiscal months ended April 3, 2005 is for contingent purchase consideration paid that is related to prior year acquisitions.

     Other intangible assets with finite lives include franchise rights, client relationships and non-competition agreements and are amortized on a straight-line basis. The weighted average amortization period is 6.3 years for franchise rights; 3.5 years for client relationships; and 5.0 years for non-competition agreements. Amortization expense related to other intangible assets was $136 and $127 for the three fiscal months ended April 3, 2005 and March 28, 2004, respectively, and $272 and $208 for the six fiscal months ended April 3, 2005 and March 28, 2004, respectively.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

     The following table presents the details of the Company’s other intangible assets that are subject to amortization:

	April 3, 2005	October 3, 2004
Franchise rights	$2,090	$2,090
Client relationships	470	470
Non-competition agreements	414	414

	2,974	2,974
Less accumulated amortization	(972)	(700)

Total	$2,002	$2,274

     At April 3, 2005, $272 of the unamortized balance of intangible assets is expected to be amortized in the remaining six months of fiscal 2005; and $542, $493, $379, $242 and $74 in fiscal years 2006 through 2010, respectively.

8. Capitalized Software Costs

     During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage revenues and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and the Company’s offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in additional amortization expense of $507 during the first quarter of fiscal 2004. The additional amortization expense is included in depreciation and amortization expense for the six fiscal months ended March 28, 2004 in the accompanying consolidated statements of operations.

9. Workers’ Compensation

     Remedy provides workers’ compensation insurance to its temporary associates and colleagues. Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states (referred to as non-monopolistic states), the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration. Each annual contract covers all workers’ compensation claim costs greater than a specified deductible amount on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500 for all subsequent claims). The insurance carrier is responsible for incremental losses in excess of the applicable deductible amount.

     Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of April 3, 2005 is approximately $38,347, of which $12,015 is recorded as current and $26,332 is recorded as non-current in the accompanying consolidated balance sheets.

     The Company also has an aggregate $3,393 and $2,677 current liability recorded at April 3, 2005 and October 3, 2004, respectively, for amounts due to various state funds related to workers’ compensation.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

     The following table presents the classification of the Company’s workers’ compensation liability, accrued CIGA litigation and other liabilities:

	April 3,	October 3,
	2005	2004
Current
Liability for various state funds and previous guaranteed cost policies	$3,393	$2,677
Accrued workers’ compensation	12,015	12,359

Accrued workers’ compensation	$15,408	$15,036

Long-term
Other liabilities	$—	$300
Accrued CIGA litigation	5,877	5,877
Accrued workers’ compensation	26,332	24,090

Other liabilities	$32,209	$30,267

     The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of April 3, 2005, the Company has outstanding letters of credit of $34,661 and pledged cash and securities totaling $21,908. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. At the Company’s discretion and to the extent available, other forms of collateral may be substituted for the pledged cash and securities. The Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.

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

     The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date, on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all restrictive covenants as prescribed in the Credit Agreement at April 3, 2005.

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

     The Company has no borrowings outstanding as of April 3, 2005 and October 3, 2004. The Company had outstanding letters of credit totaling $34,661 at April 3, 2005 and October 3, 2004, to collateralize its remaining workers’ compensation deductible liability discussed in Note 9. Subsequent to the quarter ended April 3, 2005, the Company increased its outstanding letters of credit to $36,438 for its new workers’ compensation programs.

11. Office Closures

     The Company’s strategic plan focuses on increasing the percentage of business from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. During the first quarter of fiscal 2005, the Company closed three under-performing Company-owned offices. The Company incurred $35 in costs related to fixed asset disposals in connection with the fiscal 2005 closures. During the second quarter of fiscal 2005, the Company closed two under-performing Company-owned offices resulting in a charge to selling and administrative expenses of $54. At April 3, 2005 and October 3, 2004, the remaining liability resulting from the charges in connection with this plan was $101 and $130, respectively, which is included in other accrued expenses in the accompanying consolidated balance sheets and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2008.

12. Restricted Stock Awards

     At April 3, 2005, the Company had 545 shares of restricted Class A Common Stock issued and outstanding. The Leadership Development and Compensation Committee of the Board of Directors did not approve the issuance of any additional shares of restricted Class A Common Stock (the “Restricted Stock”) under the Company’s 1996 Stock Incentive Plan during the first six months of fiscal 2005 or during the fiscal year ended October 3, 2004. The Restricted Stock has no purchase price and cliff vests after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. At the time of issuance, unearned compensation is recorded as a component of shareholders’ equity and is based upon the fair market value of the Company’s Class A Common Stock on the respective grant dates. The unearned compensation is amortized and charged to operations over the initial five-year vesting period. Amortization expense of $676 and $451 were included in operations for the six fiscal months ended April 3, 2005 and March 28, 2004, respectively.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

13. Income Taxes

     An income tax benefit of $462 was recorded for the six fiscal months ended April 3, 2005 as compared to an income tax provision of $327 for the six fiscal months ended March 28, 2004. The benefit recorded during the six fiscal months ended April 3, 2005 is primarily due to a tax refund of $558 received during the second fiscal quarter of 2005. The Company’s overall effective tax rates of 24.8% and (4.7%) for the six fiscal months ended April 3, 2005 and March 28, 2004, respectively, differ from the statutory rate due to the respective current periods valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

14. New Accounting Standard

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense over the service period. SFAS 123R will be effective for annual periods beginning after June 15, 2005 (the first quarter of fiscal 2006 for the Company) and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its first quarter of fiscal 2006 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, as amended.

     In March 2005, the SEC issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

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

Company Overview

     RemedyTemp, Inc. is a national provider of clerical, light industrial, information technology and financial temporary staffing and direct hire services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 35 states, District of Columbia, Puerto Rico and Canada through a network of 240 offices, of which 134 are Company-owned and 106 are independently-managed franchises.

Executive Summary

     The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. Although it is likely that the pressure on margins will continue throughout fiscal 2005, the Company’s focus continues on increasing its business mix with specialty staffing services and its direct hire business that the Company believes will help mitigate the impact of the downward trend on margins throughout the industry. During the last eighteen months, global economic conditions have continued to improve which appears to signal a sustainable job-creating recovery. While the demand for temporary staffing has continued to grow, as demonstrated in recent surveys by the American Staffing Association (“ASA”) and the Quarterly Labor Forecast Report based upon the Bureau of Labor Statistics (the “BLS”), recent reports from the BLS indicate that temporary staffing has continued to grow, but at a slower pace than previously forecasted. Management continues to be encouraged by the recent economic data, as well as the job growth in the staffing industry.

     The increases in workers’ compensation costs and state unemployment insurance costs the Company experienced in fiscal 2003 and 2004 were significant. However, the Company does not expect the increases in state unemployment costs to continue at such a significant rate throughout fiscal 2005 and expects workers’ compensation costs to continue to stabilize throughout fiscal 2005.

     With long-term positive prospects, the staffing industry has always been inherently difficult to forecast due to its dependence on economic factors and the strength of the labor market. However, the Company has developed a forecasting tool jointly with the A. Gary Anderson Center for Economic Research at Chapman University. The Quarterly Labor Forecast Report, which is based upon the BLS and other economic factors, helps to predict total demand for temporary labor. The Company has been utilizing this tool for several years and has recently begun to publish the results on a quarterly basis.

     Taking advantage of its strong brand name and infrastructure, the Company believes it has positioned itself for future profitable growth. The Company’s long-term growth strategies include:

RemedyTemp, Inc.

•	Increasing the proportion of revenue from its Company-owned offices;

•	Increasing the proportion of revenue generated from outside of California to mitigate rising state unemployment and workers’ compensation costs;

•	Increasing Company-owned office revenues (“Company-owned office revenue” or “direct revenue”) in its higher margin clerical business;

•	Increasing direct hire revenue (whereby the Company earns a fee for placing an associate in a permanent position);

•	Targeting small (“retail”) to midsize clients which typically generate higher margins;

•	Increasing the number of sales representatives in the field in the next several years (referred to as the Company’s sales capacity goal); and

•	Growing the niche sectors of the Company’s business (financial staffing, information technology services and office staff services) to take advantage of higher gross margins.

Operations

     The Company generated an 8.6% increase in revenues for the second quarter of fiscal 2005 compared to the same period in the prior year. Gross margins improved to 19.8% as compared to 16.7% for the same period in the prior year.

     The Company’s revenues are derived from Company-owned offices and independently-managed franchise offices. The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format.

     The table below sets forth the number of Company-owned, licensed and traditional franchise offices:

	April 3, 2005	March 28, 2004
Company-owned offices	134	132
Licensed franchise offices	96	98
Traditional franchise offices	10	10

Total offices	240	240

     Revenues generated outside of California increased to 60.6% of total revenues for the three fiscal months ended April 3, 2005 as compared to 56.1% for three fiscal months ended March 28, 2004.

Traditional Franchise

     Under the Company’s traditional franchise agreements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, at a standard rate of 7.0% of its gross billings. Franchisees that have renewed their franchise agreement could qualify for a reduced rate (ranging from 5.5% — 6.5%) based on gross billings. Additionally, a discounted rate is utilized with national accounts for which the Company’s fee is reduced. The average royalty rate was 6.5% for the three fiscal months ended April 3, 2005 and March 28, 2004. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company no longer offers this form of franchise agreement.

Licensed Franchise

     Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60% — 70% of the office’s gross profit. The Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings. However, the Company’s share of the licensee’s gross profit is decreased for (i) national accounts for which the Company’s fee is reduced to compensate for lower gross margins, (ii) sales incentive programs, and (iii) licensees that have renewed their franchise agreement and qualify for a reduced rate (ranging from 6.0% — 7.0%) based on gross billings. For the three fiscal months ended April 3, 2005, the Company’s share of licensee’s gross revenues was 6.2%. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

RemedyTemp, Inc.

Results of Operations (amounts in thousands)

For the Three and Six Fiscal Months Ended April 3, 2005 Compared to the Three and Six Fiscal Months Ended March 28, 2004

Revenue

	For the Three Months ended		Favorable (Unfavorable)
	April 3,	March 28,
	2005	2004	$ Change	% Change
Company-owned office revenues	$77,335	$75,426	$1,909	2.5%
Licensed franchise revenues	47,623	39,611	8,012	20.2%
Franchise royalties and initial franchise fees	305	348	(43)	(12.4%)

Total revenues	$125,263	$115,385	$9,878	8.6%

	For the Six Months Ended		Favorable (Unfavorable)
	April 3,	March 28,
	2005	2004	$ Change	% Change
Company-owned office revenues	$165,963	$157,616	$8,347	5.3%
Licensed franchise revenues	96,029	82,989	13,040	15.7%
Franchise royalties and initial franchise fees	627	791	(164)	(20.7%)

Total revenues	$262,619	$241,396	$21,223	8.8%

•	Company-owned revenue increased 2.5% for the three fiscal months ended April 3, 2005 as compared to the three fiscal months ended March 28, 2004. The increase is primarily attributable to the Company’s RemX® specialty staffing division which generated a $5,307 increase in revenue to $11,360 for the three fiscal months ended April 3, 2005 as compared to the same period in the prior year.

•	Company-owned revenue increased 5.3% for the six fiscal months ended April 3, 2005 as compared to the six fiscal months ended March 28, 2004. The increase is primarily attributable to the Company’s RemX® specialty staffing division which generated a $11,294 increase in revenue to $22,223 for the six fiscal months ended April 3, 2005 as compared to the same period in the prior year.

•	The $8,012 or 20.2% increase in the licensed franchise revenue for the three fiscal months ended April 3, 2005 is due to the addition of several new customers and increased revenue from existing customers, offset by the loss of four significant customers. The $13,040 or 15.7% increase in the licensed franchise revenue for the six fiscal months ended April 3, 2005 is due to the addition of several new customers and increased revenue from existing customers, offset by the loss of six significant customers.

•	The mix between Company-owned, licensed franchise and traditional royalty revenues shifted with direct revenues accounting for 61.7% of total revenues for the three fiscal months ended April 3, 2005 as compared to 65.4% for the three fiscal months ended March 28, 2004.

RemedyTemp, Inc.

     The following tables summarize the Company’s consolidated business mix as a percent of revenue:

	For the Three Months Ended
	April 3, 2005	March 28, 2004
Light Industrial	62.8%	66.8%
Clerical	27.9%	27.6%
RemX®	9.1%	5.2%

	For the Six Months Ended
	April 3, 2005	March 28, 2004
Light Industrial	64.1%	67.9%
Clerical	27.1%	27.3%
RemX®	8.5%	4.5%

•	The decrease in light industrial revenues as a percentage of total revenue during the three and six fiscal months ended April 3, 2005 is primarily due to the loss of several large, low margin customers.

•	The increase in the revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services. The increase in RemX® revenues is primarily attributable the maturation of the RemX division and growth in information technology service revenues and direct hire revenues.

Cost of Revenues

	For the Three Months Ended		Favorable (Unfavorable)
	April 3,	March 28,
	2005	2004	$ Change	% Change
Cost of Company-owned office revenues	$62,162	$64,280	$2,118	3.3%
Cost of licensed franchise revenues	38,269	31,833	(6,436)	(20.2%)

Total cost of revenues	$100,431	$96,113	$(4,318)	(4.5%)

	For the Six Months Ended		Favorable (Unfavorable)
	April 3,	March 28,
	2005	2004	$ Change	% Change
Cost of Company-owned office revenues	$133,983	$135,147	$1,164	0.9%
Cost of licensed franchise revenues	77,013	66,487	(10,526)	(15.8%)

Total cost of revenues	$210,996	$201,634	$(9,362)	(4.6%)

•	Total cost of Company-owned and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 80.2% and 83.3% for the three fiscal months ended April 3, 2005 and March 28, 2004, respectively. Overall consolidated gross margin improved to 19.8% for the three fiscal months ended April 3, 2005 as compared to 16.7% for the three fiscal months ended March 28, 2004. The 3.1 percentage point increase in margin is primarily attributable to the Company’s success in its efforts to increase direct hire revenues and markup (defined as the bill rate/wage rate). A $1,559 increase in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position, contributed 0.9 percentage points to the improved margins. Direct hire revenue as a percentage of total revenue increased to 2.3% for the three fiscal months ended April 3, 2005, as compared to 1.2% for the three fiscal months ended March 28, 2004. Markup contributed 0.9 percentage points to the increase. Additionally, a decrease in workers’ compensation expense and other burden contributed 1.4 percentage points to the improved margins and was partially offset by an increase in state unemployment insurance costs. The margin improvements were slightly offset by a 0.1 percentage point decrease from royalties.

•	Total cost of Company-owned and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 80.3% and 83.5% for the six fiscal months ended April 3, 2005 and March 28, 2004, respectively. Overall consolidated gross margin improved to 19.7% for the six fiscal months ended April 3, 2005 as compared to 16.5% for the six fiscal months ended March 28, 2004. The 3.2 percentage point increase in margin is primarily attributable to the Company’s success in its efforts to

RemedyTemp, Inc.

increase direct hire revenues and markup (defined as the bill rate/wage rate). A $2,835 increase in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position, contributed 0.8 percentage points to the improved margins. Direct hire revenue as a percentage of total revenue increased to 2.1% for the six fiscal months ended April 3, 2005, as compared to 1.1% for the six fiscal months ended March 28, 2004. Markup contributed 1.5 percentage points to the increase. Additionally, a decrease in workers’ compensation expense and other burden contributed 1.0 percentage points to the improved margins and was partially offset by an increase in state unemployment insurance costs. The margin improvements were slightly offset by a 0.1 percentage point decrease from royalties.

•	Company-owned office gross margin was 19.6% for the three fiscal months ended April 3, 2005 as compared to 14.8% for the same period in the prior year. The 4.8 percentage point increase in Company-owned office gross margin is primarily attributable to an increase in direct hire revenues and markup. An increase in direct hire business contributed 1.5 percentage points to the overall 4.8 percentage point increase. Markup contributed 1.5 percentage points of the improved margins while a decrease in workers’ compensation expense and other burden contributed 1.8 percentage points. The decrease in workers’ compensation expense was partially offset by an increase in state unemployment insurance costs. The Company believes that the increase in state unemployment insurance costs will continue for the remainder of fiscal 2005, both within and outside of California.

Operating Expenses

	For the Three Months Ended		Favorable (Unfavorable)
	April 3,	March 28,
	2005	2004	$ Change	% Change
Licensees’ share of gross profit	$6,392	$5,327	$(1,065)	(20.0%)
Selling and administrative expenses	19,314	16,694	(2,620)	(15.7%)
CIGA litigation	40	(60)	(100)	(166.7%)
Depreciation and amortization	1,190	1,514	324	21.4%

Total operating expenses	$26,936	$23,475	$(3,461)	(14.7%)

	For the Six Months Ended		Favorable (Unfavorable)
	April 3,	March 28,
	2005	2004	$ Change	% Change
Licensees’ share of gross profit	$12,860	$11,145	$(1,715)	(15.4%)
Selling and administrative expenses	38,662	32,985	(5,677)	(17.2%)
CIGA litigation	138	90	(48)	(53.3%)
Depreciation and amortization	2,554	3,262	708	21.7%

Total operating expenses	$54,214	$47,482	$(6,732)	(14.2%)

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The increase in licensees’ share of gross profit is consistent with the increase in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit decreased to 68.3% for the three fiscal months ended April 3, 2005 as compared to 68.5% for the three fiscal months ended March 28, 2004. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 67.6% for the six fiscal months ended April 3, 2005 as compared to 67.5% for the six fiscal months ended March 28, 2004.

RemedyTemp, Inc.

The following table summarizes the significant changes in selling and administrative expenses for the three fiscal months ended April 3, 2005 as compared to the three fiscal months ended March 28, 2004:

	Consolidated	RemX®	Other
	Change	Change	Offices*

Colleague salary and related taxes	$(1,096)	$(673)	$(423)
Profit sharing	(540)	(327)	(213)
Colleague travel and business conferences	(87)	(16)	(71)
Rent	(56)	(75)	19
Audit fees	(84)	—	(84)
Legal fees	(56)	—	(56)
Outside services	(311)	(14)	(297)
Workers compensation	83	1	82
Telephone	(292)	(39)	(253)
Bad debt	(148)	—	(148)
Direct administration	—	(185)	185
Other SG&A	(33)	8	(41)

Net increase	$(2,620)	$(1,320)	$(1,300)

The following table summarizes the significant changes in selling and administrative expenses for the six fiscal months ended April 3, 2005 as compared to the six fiscal months ended March 28, 2004:

	Consolidated	RemX®	Other
	Change	Change	Offices*

Colleague salary and related taxes	$(3,141)	$(1,514)	$(1,627)
Profit sharing	(1,224)	(633)	(591)
Colleague travel and business conferences	(410)	(76)	(334)
Rent	(226)	(176)	(50)
Audit fees	(215)	—	(215)
Legal fees	(161)	—	(161)
Outside services	(311)	(14)	(297)
Workers compensation	36	(19)	55
Telephone	(315)	(85)	(230)
Bad debt	568	—	568
Direct administration	—	(185)	185
Insurance	(133)	(65)	(68)
Royalty payments	174	—	174
Other SG&A	(319)	(81)	(238)

Net increase	$(5,677)	$(2,848)	$(2,829)

*	Other Offices category includes the corporate office

•	Selling and administrative expenses as a percentage of total revenues were 15.4% for the three fiscal months ended April 3, 2005 as compared to 14.5% for the three fiscal months ended March 28, 2004. The primary factor contributing to the net increase was a $1,636 increase in colleague salaries and profit sharing due to the Company’s sales capacity goal and the expansion of the RemX® specialty staffing division.

•	Selling and administrative expenses as a percentage of total revenues were 14.7% for the six fiscal months ended April 3, 2005 as compared to 13.7% for the six fiscal months ended March 28, 2004. The primary factor contributing to the net increase was a $4,365 increase in colleague salaries and profit sharing due to the Company’s sales capacity goal and the expansion of the RemX® specialty staffing division.

•	The decrease in depreciation and amortization for the three and six fiscal months ended April 3, 2005 as compared to the three and six fiscal months ended March 28, 2004 is due to an increase in fully depreciated fixed assets at April 3, 2005 as compared to March 28, 2004. The decrease in depreciation and amortization was

RemedyTemp, Inc.

partially offset by the incremental amortization expense from identifiable intangible assets resulting from the franchise acquisition during the second quarter of fiscal 2004.

     Loss from operations improved $2,099 to an operating loss of $2,104 for the three fiscal months ended April 3, 2005 from an operating loss of $4,203 for the three fiscal months ended March 28, 2004. Loss from operations improved $5,129 to an operating loss of $2,591 for the six fiscal months ended April 3, 2005 from an operating loss of $7,720 for the six fiscal months ended March 28, 2004. Improvement in the Company’s operating loss is due to the increase in direct revenues in conjunction with gross margin improvement. A decrease in depreciation and amortization also contributed to the improved operating profits.

     An income tax benefit of $462 was recorded for the six fiscal months ended April 3, 2005 as compared to an income tax provision of $327 for the six fiscal months ended March 28, 2004. The benefit recorded during the six fiscal months ended April 3, 2005 is primarily due to a tax refund of $558 received during the second fiscal quarter of 2005. The Company’s overall effective tax rates of 24.8% and (4.7%) for the six fiscal months ended April 3, 2005 and March 28, 2004, respectively, differ from the statutory rate due to the respective current periods valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date, as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

     The Company generated a net loss of $1,381 for the three fiscal months ended April 3, 2005 as compared to a net loss of $4,025 for the three fiscal months ended March 28, 2004. The Company generated a net loss of $1,403 for the six fiscal months ended April 3, 2005 as compared to a net loss of $7,341 for the six fiscal months ended March 28, 2004.

Liquidity and Capital Resources (amounts in thousands)

     The Company’s balance sheet includes $52,908 in cash and investments as of April 3, 2005 (including restricted cash and investments discussed below), and it continues to be debt free, although significant letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information systems initiatives and direct office openings) and franchise acquisitions. Beginning in the third quarter of fiscal 2003, the Company collateralized $21,615 of its workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit. During the second quarter of fiscal 2004, the Company used $16,000 in cash to collateralize its $40,000 line of credit as required by its credit facility (Note 10 to the condensed notes to consolidated financial statements). As of December 1, 2004, under the Company’s new Credit Agreement, the Company is no longer required to maintain the $16,000 collateralization of its line of credit and accordingly, the certificate of deposit was reclassified from restricted investment to investments.

     The following table summarizes the Company’s cash and investments and letters of credit at April 3, 2005 and October 3, 2004:

	April 3,	October 3,
	2005	2004
Cash and cash equivalents	$27,391	$7,075
Investments	66	339

Collateralized certificate of deposit related to bank agreement	—	16,000
Deferred compensation investments	3,543	3,161

Total restricted investments	3,543	19,161

Total cash and investments — current	31,000	26,575

Total restricted cash and investments — long-term	21,908	21,925

Total cash and investments	$52,908	$48,500

Letters of credit	$34,661	$34,661

RemedyTemp, Inc.

     Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized below:

	For the Six Months Ended
	April 3,	March 28,
	2005	2004
Cash provided by (used in):
Operating activities	$6,621	$2,904
Investing activities	13,568	(5,607)
Financing activities	94	65
Effect of exchange rate on cash	33	(1)

Net increase (decrease) in cash and cash equivalents	20,316	(2,639)
Cash and cash equivalents at beginning of period	7,075	13,236

Cash and cash equivalents at end of period	$27,391	$10,597

•	Cash flows from operating activities, compared to the preceding period, were primarily impacted by a $5,938 decrease in net loss, the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-45 days after the related billing.

•	During the six fiscal months ended April 3, 2005, cash provided in investing activities was primarily related to the proceeds received from the maturity of a $16,000 certificate of deposit. Cash used for purchases of fixed assets, including information systems development costs, was $1,659 for the six fiscal months ended April 3, 2005 and $686 for the six fiscal months ended March 28, 2004. During the six fiscal months ended March 28, 2004, cash used in investing activities was primarily related to the Company’s investment portfolio, which includes highly rated debt securities with various maturity dates through fiscal 2007. The Company continues to invest in computer-based technologies and direct office openings and anticipates approximately $2,400 in related capital expenditures for the remaining six fiscal months of fiscal 2005.

•	During the six fiscal months ended April 3, 2005 and March 28, 2004, cash provided by financing activities was primarily a result of shares of the Company’s Class A Common Stock issued through the Employee Stock Purchase Plan.

     Cash and cash equivalents increased $20,316 from the prior year primarily as a result of the maturity of a $16,000 certificate of deposit and the lifting of restrictions under the Company’s new line of credit agreement and a decrease in accounts receivable.

     As discussed in Note 9 to the condensed notes to consolidated financial statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts as of April 3, 2005 is approximately $38,347, of which $12,015 is recorded as current and $26,332 is recorded as non-current in the consolidated balance sheets. The Company also has an aggregate $3,393 current liability recorded at April 3, 2005 for amounts due to various state funds related to workers’ compensation.

     The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $34,661 as of April 3, 2005 and October 3, 2004. Subsequent to the quarter ended April 3, 2005, the Company increased its outstanding letters of credit to $36,438 for its new workers’ compensation programs. At April 3, 2005, the Company had $7,743 available under its line of credit. The Company believes that this amount plus the letter of credit reductions for previous year programs and the new Credit Agreement described below will be sufficient for the new insurance policy.

RemedyTemp, Inc.

     The Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America was effective December 1, 2004. The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date, on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all restrictive covenants as prescribed in the Credit Agreement at April 3, 2005.

     The Company has no borrowings outstanding as of April 3, 2005 and October 3, 2004.

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

     On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of April 3, 2005.

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

     The Company believes that its current and expected levels of working capital of $56,201 and line of credit are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. Should it be necessary, the Company may issue securities under its effective Form S-3.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).

Contractual Obligations

     The Company has no significant contractual obligations not fully recorded in the consolidated balance sheets or fully disclosed in the condensed notes to consolidated financial statements. The Company’s estimated workers’ compensation obligation, which represents the remaining deductible liability under the Company’s current workers’ compensation contracts, increased $1,898 to $38,347 at April 3, 2005 as compared to $36,449 at October 3, 2004.

RemedyTemp, Inc.

Critical Accounting Policies and Estimates

     The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, accounts receivable, workers’ compensation costs, goodwill and other intangible assets, other long-lived assets and income taxes. These policies are described in further detail in our Annual Report on Form 10-K for the year ended October 3, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of April 3, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

RemedyTemp, Inc.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     CIGA

     In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding was concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision. The Court heard oral argument in the matter on July 9, 2004.

     On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal heard oral argument on April 15, 2005, and the parties are awaiting the Court of Appeal’s decision.

     Despite the Company’s determination to further pursue the appellate review process, there can be no assurance that such efforts will be successful in overturning the Court of Appeal’s decision. In the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Clients, thus triggering the Clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (TPA) handling the claims for CIGA. Such data indicates claims of $31,300 as of April 3, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

     Based on the Court of Appeal’s October 20, 2004 decision, the Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004. This amount represents the Company’s current estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of the ruling. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is, therefore, subject to change as more information becomes available to the Company. The Company recorded $138 in legal expenses for CIGA litigation costs during the six fiscal months ended April 3, 2005. Additionally, the Company reclassified $90 of legal expenses related to the CIGA matter that were incurred during the six fiscal months ended March 28, 2004 from selling and administrative expense to CIGA litigation. The Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.

RemedyTemp, Inc.

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

     Other Contingency

     On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. The Company is currently working with outside counsel to resolve this issue, and has not accrued for this amount as of April 3, 2005.

RemedyTemp, Inc.

ITEM 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement (i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (h)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.32	*Monty Houdeshell Change in Control Severance Agreement (p)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker – Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc. (s)

10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc. (t)

10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement (u)

10.39	*Short-term Incentive Bonus Plan (v)

RemedyTemp, Inc.

10.40	*Amended Agreement with Janet Hawkins (w)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.

(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.

(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005.

(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.

RemedyTemp, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

May 11, 2005	/s/ GREG D. PALMER

Greg D. Palmer, President and Chief
Executive Officer

May 11, 2005	/s/ MONTY A. HOUDESHELL

Monty A. Houdeshell, Senior Vice
President Chief Administrative Officer and
Corporate Secretary
(Principal Financial Officer)

May 11, 2005	/s/ JOHN D. SWANCOAT

John D. Swancoat, Vice President and Controller
(Principal Accounting Officer)

RemedyTemp, Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement (i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (h)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.32	*Monty Houdeshell Change in Control Severance Agreement (p)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker - Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc. (s)

10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc. (t)

10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement (u)

10.39	*Short-term Incentive Bonus Plan (v)

RemedyTemp, Inc.

Exhibit No.	Description
10.40	*Amended Agreement with Janet Hawkins (w)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.

(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.

(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005.

(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.