Form 10-Q
period 2005-07-03
REMEDYTEMP INC
filed 2005-08-10
CIK 1013467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission file number 0-5260
REMEDYTEMP, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of	95-2890471 (I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 Enterprise Aliso Viejo, California	92656 (Zip Code)
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: (949) 425-7600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 8, 2005, the Registrant had 8,801,066 shares of Class A Common Stock and 798,188 shares of Class B Common Stock outstanding.

RemedyTemp, Inc.
INDEX

Page No.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of July 3, 2005 and October 3, 2004 (unaudited)	3

Consolidated Statements of Operations for the three and nine fiscal months ended July 3, 2005 and June 27, 2004 (unaudited)	4

Consolidated Statements of Cash Flows for the nine fiscal months ended July 3, 2005 and June 27, 2004 (unaudited)	5

Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits	30

SIGNATURES	32
EXHIBIT 10.41
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

*	No information provided due to inapplicability of item.

RemedyTemp, Inc.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	July 3,	October 3,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$25,647	$7,075
Investments	—	339
Restricted investments	3,627	19,161
Accounts receivable, net of allowance for doubtful accounts of $964 and $2,984, respectively	53,827	63,152
Prepaid expenses and other current assets	9,410	8,913
Prepaid income taxes	405	160

Total current assets	92,916	98,800
Fixed assets, net	10,048	10,589
Restricted cash and investments	21,898	21,925
Other assets	345	330
Intangible assets, net of accumulated amortization of $1,108 and $700, respectively	1,866	2,274
Goodwill	4,578	3,703

Total Assets	$131,651	$137,621

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$688	$4,225
Accrued workers’ compensation, current portion (Note 9)	13,760	15,036
Accrued payroll, benefits and related costs	15,077	17,938
Accrued licensees’ share of gross profit	2,244	2,745
Other accrued expenses	4,620	3,899
Capital lease obligations, short-term	22	—

Total current liabilities	36,411	43,843

Capital lease obligations, long-term	116	—
Other liabilities (Note 9)	33,310	30,267

Total liabilities	69,837	74,110

Commitments and contingent liabilities (Note 4)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,801 and 8,778 shares issued and outstanding at July 3, 2005 and October 3, 2004, respectively	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 798 and 800 shares issued and outstanding at July 3, 2005 and October 3, 2004, respectively	8	8
Additional paid-in capital	41,744	41,522
Unearned compensation	(2,723)	(3,737)
Accumulated other comprehensive loss	(152)	(68)
Retained earnings	22,849	25,698

Total shareholders’ equity	61,814	63,511

Total Liabilities and Shareholders’ Equity	$131,651	$137,621

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Company-owned office revenues	$75,112	$85,537	$241,075	$243,153
Licensed franchise revenues	46,786	43,378	142,815	126,367
Franchise royalties and initial franchise fees	359	335	986	1,126

Total revenues	122,257	129,250	384,876	370,646
Cost of Company-owned office revenues	60,269	70,867	194,252	206,014
Cost of licensed franchise revenues	37,296	34,605	114,309	101,092
Licensees’ share of gross profit	6,418	5,900	19,277	17,044
Selling and administrative expenses	18,937	18,101	57,599	51,087
CIGA litigation	17	14	154	104
Depreciation and amortization	1,311	1,253	3,865	4,515

Loss from operations	(1,991)	(1,490)	(4,580)	(9,210)
Other income and expense:
Interest expense	(192)	(102)	(498)	(308)
Interest income	505	244	1,037	781
Other, net	250	146	749	521

Loss before income taxes	(1,428)	(1,202)	(3,292)	(8,216)
Provision for (benefit from) income taxes	18	106	(443)	433

Net loss	$(1,446)	$(1,308)	$(2,849)	$(8,649)

Loss per share – basic and diluted:

Net loss per share – basic and diluted	$(0.16)	$(0.14)	$(0.32)	$(0.96)

Weighted average shares:
Basic and diluted	9,054	9,024	9,034	9,021

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	For the Nine Months Ended
	July 3,	June 27,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,849)	$(8,649)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,865	4,515
(Recovery of) provision for losses on accounts receivable	(81)	720
Stock-based compensation expense	1,142	697
Gain on sale of available-for-sale investments	(5)	(57)
Changes in assets and liabilities:
Trading investments	(466)	(469)
Accounts receivable	9,421	4,898
Prepaid expenses and other current assets	(757)	(2,172)
Other assets	(15)	940
Accounts payable	(3,537)	(3,059)
Accrued workers’ compensation	1,767	4,245
Accrued payroll, benefits and related costs	(2,864)	(1,192)
Accrued licensees’ share of gross profit	(504)	(94)
Other accrued expenses	720	181
Prepaid income taxes	(245)	(314)

Net cash provided by operating activities	5,592	190

Cash flows from investing activities:
Purchase of fixed assets	(2,518)	(1,320)
Purchase of available-for-sale investments	(8,666)	(28,023)
Proceeds from sale of available-for-sale investments	10,129	36,533
Net (increase) decrease in restricted cash and investments	14,805	(14,347)
Acquisition of franchises	(875)	(1,443)

Net cash provided by (used in) investing activities	12,875	(8,600)

Cash flows from financing activities:
Proceeds from stock option activity	—	8
Proceeds from Employee Stock Purchase Plan activity	94	113

Net cash provided by financing activities	94	121

Effect of exchange rate changes in cash	11	(29)

Net increase (decrease) in cash and cash equivalents	18,572	(8,318)
Cash and cash equivalents at beginning of period	7,075	13,236

Cash and cash equivalents at end of period	$25,647	$4,918

Supplemental disclosure of non-cash activities:
Purchase of equipment with capital lease	$138	$—

Issuance of common shares to Non-Employee Director	$127	$—

Forfeiture of restricted stock	$—	$1,345

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation
     The consolidated financial statements include the accounts of RemedyTemp, Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company” or “Remedy”). These financial statements have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of July 3, 2005, and its results of operations and cash flows for the thirty-nine weeks ended July 3, 2005 and June 27, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2004, for the year ended October 3, 2004. The results of operations for the three and nine fiscal months ended July 3, 2005 may not be indicative of the results of operations that can be expected for the full year.
     Fiscal quarter
     The Company’s fiscal quarters include 13 or 14 weeks. The current quarter ended July 3, 2005 consisted of 13 weeks. The remaining quarter of fiscal 2005 includes 13 weeks and will end on October 2, 2005. The fourth quarter of fiscal 2004 ended October 3, 2004 included 14 weeks.
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     The following table illustrates the effect on net loss and net loss per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

	For the Three Months Ended		For the Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net loss, as reported	$(1,446)	$(1,308)	$(2,849)	$(8,649)
Add: stock-based compensation included in net loss	429	177	1,142	697
Deduct: total stock-based employee compensation expense determined under fair value based method	(518)	(298)	(1,412)	(1,051)

Net loss, as adjusted	$(1,535)	$(1,429)	$(3,119)	$(9,003)

Basic and diluted net loss per share:
As reported	$(0.16)	$(0.14)	$(0.32)	$(0.96)

As adjusted	$(0.17)	$(0.16)	$(0.35)	$(1.00)

     The following table sets forth the components of stock-based compensation expense include in net loss:

	For the Three Months Ended		For the Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Restricted stock-based compensation expense	$340	$158	$1,016	$608
Phantom stock-based compensation expense	76	—	76	—
Board of Directors stock-based compensation expense	13	19	49	88
Other stock-based compensation expense	—	—	1	1

Total	$429	$177	$1,142	$697

     The tax benefit related to the options granted during the three and nine fiscal months ended July 3, 2005 and June 27, 2004 would generally be recorded at the Company’s federal and state statutory rate of approximately 40%. However, due to the full valuation allowance on the deferred tax assets, as discussed in Note 14, any expense related to stock options would result in a net zero tax effect.
3. Shareholders’ Equity
     Additional Paid-in Capital
     The following table summarizes the activity in additional paid-in capital:

July 3, 2005
Beginning balance	$41,522
Issuance of common shares to Non-Employee Director	127
Activity of Employee Stock Purchase Plan	94
Other	1

Ending balance	$41,744

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     Comprehensive Loss
     The components of comprehensive loss, net of taxes are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net loss	$(1,446)	$(1,308)	$(2,849)	$(8,649)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	89	(270)	(99)	(284)
Reclassification adjustment for net realized gain included in net loss	(5)	(7)	(5)	(57)
Translation adjustments	(13)	(32)	20	(33)

Total comprehensive loss	$(1,375)	$(1,617)	$(2,933)	$(9,023)

     Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss are as follows:

	July 3, 2005	October 3, 2004
Accumulated unrealized loss on investments	$(219)	$(115)
Accumulated translation adjustments	67	47

Total accumulated other comprehensive loss	$(152)	$(68)

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
4. Commitments and Contingent Liabilities
Litigation
Lindsay Welch-Hess v. Remedy Temporary Services, Inc.
     Commencing in March 2003, the Company was sued in an action entitled Lindsay Welch-Hess v. Remedy Temporary Services, Inc., in San Diego Superior Court. The complaint sought damages under various employment tort claims, including sexual harassment and retaliation stemming from a four-day employment relationship. The complaint also sought damages for unpaid wages under the California Labor Code. The plaintiff later amended the complaint to assert class claims for unpaid wages with respect to certain aspects of the application process. The complaint asserted additional class claims alleging failure to compensate persons assigned to one of Remedy’s clients.
     In November 2004, the Court certified a class consisting of all persons in California who, since October 1999, have applied to the Company for placement in a temporary job, regardless of whether they were ever placed in a temporary assignment by the Company (the “Remedy class”). The Court certified a second class consisting of all persons in California who, since October 1999, were hourly employees hired by Remedy and assigned to a particular client (the “training class”).

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     On February 11, 2005, the Company filed two motions for summary judgment related to the Remedy class and the training class. On May 31, 2005, the Court denied, in part, the Company’s motion for summary judgment related to the Remedy class, which allows that class to pursue the claim for unpaid compensation. On June 27, 2005, the Company filed a writ in Division One of the Fourth Appellate District seeking an order vacating the denial of Remedy’s summary judgment motion related to the Remedy class. No ruling on the writ has been made. On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Although the Company intends to vigorously defend this case, at this time, the Company cannot reasonably assess the amount of any potential damages.
     CIGA
     In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding was concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision. The Court of Appeal heard oral argument in the matter on July 9, 2004.
     On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal heard oral argument on April 15, 2005. On July 25, 2005, the Court of Appeal issued its decision finding that CIGA should not be dismissed and that the insurance held by Remedy’s Client did not provide other available insurance for the workers’ compensation claim. CIGA may seek further appellate review of this decision.
     Despite the Court of Appeal’s recent decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Clients, thus triggering the Clients’ insurance carriers’ obligation to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (“TPA”) handling the claims for CIGA. Such data indicates claims of approximately $31,300 as of April 3, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.
     In the fourth quarter of fiscal 2004, the Company recorded a $5,877 charge to operating income related to the CIGA case. The Company does not currently expect to change the amount of this charge as a result of the July 25, 2005 ruling, until final resolution of the case. This amount represents the Company’s estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of a final unfavorable outcome. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is, therefore, subject to change as more

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
information becomes available to the Company. The Company recorded $154 in legal expenses for CIGA litigation costs during the nine fiscal months ended July 3, 2005. Additionally, the Company reclassified $104 of legal expenses related to the CIGA matter that were incurred during the nine fiscal months ended June 27, 2004 from selling and administrative expense to CIGA litigation. In the event of a final unfavorable outcome, the Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.
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
     Other Contingency
     In late 2003, the Company was notified that it may have underpaid certain payroll-related tax liabilities by approximately $2,000 for the period from January 1, 2003 through September 30, 2003. Based on its evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of July 3, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.
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
     Potential common shares (including applicable outstanding options, restricted shares and shares in trust of 1,254 and 1,293 for the three fiscal months ended July 3, 2005 and June 27, 2004, respectively, and 1,224 and 1,298, for the nine fiscal months then ended, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.
6. Investments
     The Company accounts for its investments in accordance SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At the time of sale, the cost of mutual fund investments are determined using the average cost method and fixed income securities cost is based upon specific identification. All investments are carried at fair value. The following presents the classification of the Company’s investments:

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

	July 3, 2005
		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
U.S. government securities	$20,414	$3	$(222)	$20,195
Mutual funds	67	1	—	68

Total available-for-sale investments	$20,481	$4	$(222)	$20,263

Classified as:
Available-for-sale				$20,263
Trading (deferred compensation plan)				3,627
Cash and cash equivalents				1,635

Total				$25,525

Reported as:
Restricted investments, short-term				$3,627
Restricted cash and investments, long-term				21,898

Total				$25,525

	October 3, 2004
		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
U.S. government securities	$15,472	—	$(115)	$15,357
Auction rate securities	6,400	—	—	6,400
Mutual funds	66	—	—	66

Total available-for-sale investments	$21,938	—	$(115)	$21,823

Classified as:
Available-for-sale				$21,823
Trading (deferred compensation plan)				3,161
Cash and cash equivalents				441
Certificate of deposit (1)				16,000

Total				$41,425

Reported as:
Investments				$339
Restricted investments, short-term				19,161
Restricted cash and investments, long-term				21,925

Total				$41,425

     At October 3, 2004, the $16,000 certificate of deposit was classified as a restricted investment in the consolidated balance sheets in compliance with collateralization requirements under the Company’s bank agreement. As of the second quarter of 2005, the Company is no longer required to maintain a $16,000 certificate of deposit as collateral and accordingly reclassified the amount to cash and cash equivalents.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     Unrealized gains and losses from available-for-sale securities are included in accumulated other comprehensive loss within shareholders’ equity. The following table presents the gross realized gains and losses related to the Company’s available-for-sale securities:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Gross realized gains.	$5	$8	$5	$63
Gross realized losses	—	(1)	—	(6)

Total	$5	$7	$5	$57

     Holding gains (losses) on trading securities are offset by the change in the deferred compensation liability which is included in selling and administrative expenses in the consolidated statements of operations. The following table presents the net holding gains (losses) related to the Company’s trading securities:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net holding gains.	$56	$31	$196	$236
     The following table summarizes the fair value and gross unrealized losses related to the Company’s available-for-sale securities that have been in a continuous unrealized loss position, at July 3, 2005:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government securities	$3,130	$(12)	$16,062	$(210)	$19,192	$(222)
     The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At July 3, 2005, the Company believes that its investments are not impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk. The amortized cost and estimated fair value of available-for-sale fixed income securities at July 3, 2005, by contractual maturity, were as follows:

	Cost	Fair Value
Due in 1 year or less	$4,942	$4,930
Due in 1-2 years	9,501	9,363
Due in 2-5 years	5,971	5,902

Total	$20,414	$20,195

7. Goodwill and Intangible Assets
     The following table presents the changes in the carrying value of the Company’s goodwill:

	July 3,	October 3,
	2005	2004
Beginning balance	$3,703	$3,030
Goodwill recorded in connection with purchase of franchise operations	—	700
Goodwill recorded in connection with contingent consideration earned	875	—
Other adjustments	—	(27)

Ending balance	$4,578	$3,703

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     The following tables present details of the Company’s intangible assets:

	July 3, 2005
		Accumulated
	Gross	Amortization	Net
Franchise rights	$2,090	$(712)	$1,378
Client relationships	470	(232)	238
Non-competition agreements	414	(164)	250

Total	$2,974	$(1,108)	$1,866

	October 3, 2004
		Accumulated
	Gross	Amortization	Net
Franchise rights	$2,090	$(462)	$1,628
Client relationships	470	(131)	339
Non-competition agreements	414	(107)	307

Total	$2,974	$(700)	$2,274

     All of the Company’s intangible assets are subject to amortization and are amortized on a straight-line basis. Amortization expense related to intangible assets was $136 for the three fiscal months ended July 3, 2005 and June 27, 2004, respectively, and $408 and $344 for the nine fiscal months ended July 3, 2005 and June 27, 2004, respectively.
     The estimated future amortization expense of intangible assets as of July 3, 2005, is as follows:

Remainder of 2005	$136
2006	542
2007	493
2008	379
2009	242
2010	74

Total	$1,866

8. Capitalized Software Costs
     During the fourth quarter of fiscal 2003, the Company changed the estimated useful life of the capitalized software used to manage revenues and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and the Company’s offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in additional amortization expense of $507 during the first quarter of fiscal 2004. The additional amortization expense is included in depreciation and amortization expense for the nine fiscal months ended June 27, 2004 in the accompanying consolidated statements of operations.
9. Workers’ Compensation
     Remedy provides workers’ compensation insurance to its temporary associates and colleagues. Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states (referred to as non-monopolistic states), the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration. Each annual contract covers all workers’ compensation claim costs greater than a specified deductible amount

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500 for all subsequent periods). The insurance carrier is responsible for incremental losses in excess of the applicable deductible amount.
     Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of July 3, 2005 is approximately $38,681.
     The Company also has an aggregate $2,512 and $2,677 current liability recorded at July 3, 2005 and October 3, 2004, respectively, for amounts due to various state funds related to workers’ compensation. The following table presents the classification of the Company’s workers’ compensation liability, accrued CIGA litigation and other liabilities:

	July 3,	October 3,
	2005	2004
Current
Liability for various state funds and previous guaranteed cost policies	$2,512	$2,677
Accrued workers’ compensation	11,248	12,359

Accrued workers’ compensation	$13,760	$15,036

Long-term
Other liabilities	$—	$300
Accrued CIGA litigation	5,877	5,877
Accrued workers’ compensation	27,433	24,090

Other liabilities	$33,310	$30,267

     The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of July 3, 2005, the Company had outstanding letters of credit of $36,538 and pledged cash and securities of $21,898 as collateral for these obligations. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. At the Company’s discretion and to the extent available, other forms of collateral may be substituted for the pledged cash and securities. The Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.
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

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
10. Capital Lease Obligations
     The following table presents the Company’s capital lease obligations for equipment:

Remainder of 2005	$9
2006	35
2007	35
2008	35
2009	35
2010	27

Total minimum lease payments	176
Amounts representing interest	(38)

Present value of net minimum lease payments	138
Less: capital lease obligations, short-term portion	(22)

Capital lease obligations, long-term portion	$116

11. Line of Credit
     The Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America was effective December 1, 2004.
     The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date, on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at July 3, 2005.
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

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     The Company has no borrowings outstanding as of July 3, 2005 and October 3, 2004. The Company had outstanding letters of credit totaling $36,538 and $34,661 at July 3, 2005 and October 3, 2004, respectively, to collateralize its remaining workers’ compensation deductible liability discussed in Note 9.
12. Office Closures
     The Company’s strategic plan focuses on increasing the percentage of business from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. During the first quarter of fiscal 2005, the Company closed three under-performing Company-owned offices. During the second quarter of fiscal 2005, the Company closed two under-performing Company-owned offices resulting in a charge included in selling and administrative expenses of $54. During the third quarter of fiscal 2005, the Company closed five under-performing Company-owned offices resulting in a charge included in selling and administrative expenses of $112. In addition, the Company incurred $78 in costs related to fixed asset disposals in connection with the fiscal 2005 closures. At July 3, 2005 and October 3, 2004, the remaining liability resulting from the charges in connection with this plan was $167 and $130, respectively, which is included in other accrued expenses in the accompanying consolidated balance sheets and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal 2010.
13. Stock-based Compensation Plans
     Restricted Stock Awards
     At July 3, 2005, the Company had 545 shares of restricted Class A Common Stock issued and outstanding. The Leadership Development and Compensation Committee of the Board of Directors did not approve the issuance of any additional shares of restricted Class A Common Stock (the “Restricted Stock”) under the Company’s 1996 Stock Incentive Plan during the first nine months of fiscal 2005 or during the fiscal year ended October 3, 2004. The Restricted Stock has no purchase price and cliff vests after five years. Additionally, the Restricted Stock was subject to accelerated vesting after three years if certain performance goals are achieved. Such performance goals were not met and the accelerated vesting clause as it relates to the performance goals has expired. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. At the time of issuance, unearned compensation is recorded as a component of shareholders’ equity and is based upon the fair market value of the Company’s Class A Common Stock on the respective grant dates. The unearned compensation is amortized and charged to operations over the initial five-year vesting period. Amortization expense of $1,016 and $608 were included in operations for the nine fiscal months ended July 3, 2005 and June 27, 2004, respectively.
     Phantom Stock Plan
     The Company created a Phantom Stock Plan (the “Plan”) to entice certain individuals to participate in the start-up of the Company’s RemX® specialty division. The Plan was designed to reward the participants based upon five full years of RemX® operations. The participants of the Plan were granted phantom shares at the commencement of employment. The value of the phantom shares will be determined based on the performance of the division and the Company’s earnings multiple. At the end of five years the phantom shares will be valued, and 25% of the award will be paid out and the remaining award will be paid out annually at 25% per year over the next 3 years. Participants must still be employed by the Company to receive payment and the amount earned will be paid out in cash or 50% cash and 50% stock at the Company’s election. During the third fiscal quarter of 2005, the Company determined that the performance targets in the Plan were probable of being met based upon the current and expected performance of the RemX® specialty division and, accordingly, recorded an expense accrual and charge to operations of $76. Until the final measurement date is reached, the Company will reassess the expense accrual on a quarterly basis and changes in the estimate of the expense accrual will be accounted for as cumulative catch-up adjustments.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
14. Income Taxes
     An income tax benefit of $443 was recorded for the nine fiscal months ended July 3, 2005 as compared to an income tax provision of $433 for the nine fiscal months ended June 27, 2004. The benefit recorded during the nine fiscal months ended July 3, 2005 is primarily due to a tax refund of $558 received during the second fiscal quarter of 2005. The Company’s overall effective tax rates of 13.5% and (5.3%) for the nine fiscal months ended July 3, 2005 and June 27, 2004, respectively, differ from the statutory rate due to the respective current periods valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.
15. New Accounting Standards
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
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company will adopt the provisions of SFAS 154, effective for its fiscal 2007 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

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
Company Overview
     RemedyTemp, Inc. is a national provider of clerical, light industrial, information technology and financial temporary staffing and direct hire services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 35 states, District of Columbia, Puerto Rico and Canada through a network of 240 offices, of which 133 are Company-owned and 107 are independently-managed franchises.
Executive Summary
     The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. Although it is likely that the pressure on margins will continue throughout fiscal 2005, the Company’s focus continues on increasing its business mix with specialty staffing services and its direct hire business that the Company believes will help mitigate the impact of the downward trend on margins throughout the industry. During the last twenty-four months, global economic conditions have continued to improve which appears to signal a sustainable job-creating recovery. While the demand for temporary staffing has continued to grow, as demonstrated in recent surveys by the American Staffing Association (“ASA”) and the Quarterly Labor Forecast Report based upon the Bureau of Labor Statistics (the “BLS”), recent reports from the BLS indicate that temporary staffing has continued to grow, but at a slower pace than previously forecasted. Management continues to be encouraged by the recent economic data, as well as the job growth in the staffing industry.
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

RemedyTemp, Inc.
     Taking advantage of its strong brand name and infrastructure, the Company believes it has positioned itself for future profitable growth. The Company’s long-term growth strategies include:
•	Increasing the proportion of revenues from its Company-owned offices;

•	Increasing the proportion of revenues generated outside of California;

•	Increasing Company-owned office revenues (“Company-owned office revenue” or “direct revenue”) in its clerical business;

•	Increasing direct hire revenue (whereby the Company earns a fee for placing an associate in a permanent position);

•	Targeting small (“retail”) to midsize clients;

•	Increasing the productivity of the Company’s expanded sales force (referred to as the Company’s sales productivity goal); and

•	Growing the niche sectors of the Company’s business (financial staffing, information technology services and office staff services).
Operations
     Revenues for the third quarter of fiscal 2005 decreased by 5.4% as compared to the same period in the prior year. Gross margins improved to 20.2% as compared to 18.4% for the same period in the prior year.
     The Company’s revenues are derived from Company-owned offices and independently managed franchise offices. The Company’s franchise arrangements are structured in either a traditional franchise format or a licensed franchise format.
     The table below sets forth the number of Company-owned, licensed and traditional franchise offices:

	July 3, 2005	June 27, 2004
Company-owned offices	133	131
Licensed franchise offices	96	95
Traditional franchise offices	11	9

Total offices	240	235

     Revenues generated outside of California increased to 62.7% of total revenues for the three fiscal months ended July 3, 2005 as compared to 55.9% for three fiscal months ended June 27, 2004.
Traditional Franchise
     Under the Company’s traditional franchise agreements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, at a standard rate of 7.0% of its gross billings. Franchisees that have renewed their franchise agreement could qualify for a reduced rate (ranging from 5.5% to 6.5%) based on gross billings. Additionally, a discounted rate is utilized with national accounts for which the Company’s fee is reduced. The average royalty rate was 6.5% for the three fiscal months ended July 3, 2005 and June 27, 2004. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company no longer offers this form of franchise agreement.
Licensed Franchise
     Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee between 60% to 70% of the office’s gross profit. The Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings. However, the Company’s share of the licensee’s gross profit is decreased for (i) national accounts for which the Company’s fee is reduced to compensate for lower gross margins, (ii) sales incentive programs, and (iii) licensees that have renewed their franchise agreement and qualify for a reduced rate (ranging from 6.0% — 7.0%) based on gross billings. For the three fiscal months ended July 3, 2005, the Company’s share of licensee’s gross revenues was 6.7%. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year.

RemedyTemp, Inc.
Results of Operations (amounts in thousands)
     For the Three and Nine Fiscal Months Ended July 3, 2005 Compared to the Three and Nine Fiscal Months Ended June 27, 2004
     Revenue

	For the Three Months ended		Favorable (Unfavorable)
	July 3,	June 27,
	2005	2004	$ Change	% Change
Company-owned office revenues	$75,112	$85,537	$(10,425)	(12.2%)
Licensed franchise revenues	46,786	43,378	3,408	7.9%
Franchise royalties and initial franchise fees	359	335	24	7.2%

Total revenues	$122,257	$129,250	$(6,993)	(5.4%)

	For the Nine Months Ended		Favorable (Unfavorable)
	July 3,	June 27,
	2005	2004	$ Change	% Change
Company-owned office revenues	$241,075	$243,153	$(2,078)	(0.9%)
Licensed franchise revenues	142,815	126,367	16,448	13.0%
Franchise royalties and initial franchise fees	986	1,126	(140)	(12.4%)

Total revenues	$384,876	$370,646	$14,230	3.8%

•	Company-owned revenue decreased 12.2% for the three fiscal months ended July 3, 2005 as compared to the three fiscal months ended June 27, 2004. The decrease is primarily attributable to a $12,344 decrease in light industrial revenue and a $1,846 decrease in clerical revenue offset by the Company’s RemX® specialty staffing division which generated a $3,510 increase in revenue to $11,425 for the three fiscal months ended July 3, 2005 as compared to the same period in the prior year. The $12,344 decrease in light industrial primarily reflected the impact of executing that part of the Company’s strategy that calls for pruning unprofitable and risky accounts. Additionally, approximately $500 is attributable to the sale of two Company-owned offices. Of the $1,846 decrease in clerical revenue, approximately $600 is attributable to the sale of two Company-owned offices.

•	Company-owned revenue decreased 0.9% for the nine fiscal months ended July 3, 2005 as compared to the nine fiscal months ended June 27, 2004. The decrease is primarily attributable to a $16,285 decrease in light industrial revenue and a $1,218 decrease in clerical offset by the Company’s RemX® specialty staffing division which generated a $14,804 increase in revenue to $33,648 for the nine fiscal months ended July 3, 2005 as compared to the same period in the prior year. Of the $16,285 decrease in light industrial, approximately $1,200 is attributable to the sale of a Company-owned office to a licensee. Of the $1,218 decrease in clerical revenue, approximately $1,200 is attributable to the sale of a Company-owned office to a licensee.

•	The 7.9% increase in the licensed franchise revenue for the three fiscal months ended July 3, 2005 is due to the addition of several new customers and increased revenue from existing customers, offset by the loss of three significant customers.

•	The 13.0% increase in the licensed franchise revenue for the nine fiscal months ended July 3, 2005 is due to the addition of several new customers and increased revenue from existing customers, offset by the loss of nine significant customers.

•	Company-owned revenues accounted for 61.4% of total revenues for the three fiscal months ended July 3, 2005 as compared to 66.2% for the three fiscal months ended June 27, 2004.

RemedyTemp, Inc.
     The following tables summarize the Company’s consolidated business mix as a percent of revenue:

	For the Three Months Ended		For the Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Light Industrial	63.4%	67.3%	63.9%	67.6%
Clerical	27.0%	26.3%	27.1%	26.9%
RemX®	9.3%	6.1%	8.7%	5.1%
Other	0.3%	0.3%	0.3%	0.4%
•	The decrease in light industrial revenues as a percentage of total revenue during the three and nine fiscal months ended July 3, 2005 is primarily due to the impact of executing that part of the Company’s strategy that calls for pruning unprofitable and risky accounts.

•	The increase in revenues generated from the RemX® division is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services. The increase in RemX® revenues is primarily attributable the maturation of the RemX® division and growth in information technology service revenues and direct-hire revenues.
Cost of Revenues

	For the Three Months Ended		Favorable (Unfavorable)
	July 3,	June 27,
	2005	2004	$ Change	% Change
Cost of Company-owned office revenues	$60,269	$70,867	$10,598	15.0%
Cost of licensed franchise revenues	37,296	34,605	(2,691)	(7.8%)

Total cost of revenues	$97,565	$105,472	$7,907	7.5%

	For the Nine Months Ended		Favorable (Unfavorable)
	July 3,	June 27,
	2005	2004	$ Change	% Change
Cost of Company-owned office revenues	$194,252	$206,014	$11,762	5.7%
Cost of licensed franchise revenues	114,309	101,092	(13,217)	(13.1%)

Total cost of revenues	$308,561	$307,106	$(1,455)	(0.5%)

•	Total cost of Company-owned and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 79.8% and 81.6% for the three fiscal months ended July 3, 2005 and June 27, 2004, respectively. Overall consolidated gross margin improved to 20.2% for the three fiscal months ended July 3, 2005 as compared to 18.4% for the three fiscal months ended June 27, 2004. The 1.8 percentage point increase in margin is primarily attributable to the Company’s success in its efforts to increase direct hire revenues and markup (defined as the bill rate/wage rate). A $1,571 increase in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position, contributed 1.1 percentage points to the improved margins. Direct hire revenue as a percentage of total revenue increased to 2.8% for the three fiscal months ended July 3, 2005, as compared to 1.5% for the three fiscal months ended June 27, 2004. Markup contributed 0.8 percentage points to the increase. Reflecting changed strategies in the type of assignments we accept we experienced a decrease in workers’ compensation expense and other burden, which contributed 0.7 percentage points to the improved margins and were offset by a 0.8 percentage point increase related to a charge of $983 in connection with the potential settlement of payroll-related tax matters.

•	Total cost of Company-owned and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 80.2% and 82.9% for the nine fiscal months ended July 3, 2005 and June 27, 2004, respectively. Overall consolidated gross margin improved to 19.8% for the nine fiscal months ended July 3, 2005 as compared to 17.1% for the nine fiscal months ended June 27, 2004. The 2.7 percentage point increase in margin is primarily attributable to the Company’s success in its efforts to increase direct hire revenues and markup (defined as the bill rate/wage rate). A $4,407 increase in direct hire revenues, whereby the Company earns a fee for placing an associate in a permanent position, contributed 0.9 percentage points to the improved margins. Direct hire revenue as a percentage of total revenue increased to 2.3% for the nine fiscal months ended July 3, 2005, as compared to 1.3% for the nine fiscal months ended June 27, 2004. Markup contributed 1.3 percentage points to the increase. Reflecting changed strategies in the type of assignments we accept we experienced a decrease in workers’ compensation expense and other burden which, contributed 0.9 percentage points to the improved margins and were offset by a 0.4 percentage point increase related to a charge of $983 in connection with the potential settlement of payroll-related tax matters.

RemedyTemp, Inc.
•	Company-owned office gross margin was 19.8% for the three fiscal months ended July 3, 2005 as compared to 17.2% for the same period in the prior year. The 2.6 percentage point increase in Company-owned office gross margin is primarily attributable to an increase in direct hire revenues and markup. An increase in direct hire business contributed 1.9 percentage points to the overall 2.6 percentage point increase. Markup contributed 1.2 percentage points of the improved margins while a decrease in workers’ compensation expense and other burden offset by an increase in state unemployment costs decreased margins by 0.5 percentage points. The decrease in workers’ compensation expense was partially offset by a charge of $983 in connection with the potential settlement of payroll-related tax matters. The Company believes that the increase in state unemployment insurance costs will continue for the remainder of fiscal 2005, both within and outside of California.
     Operating Expenses

	For the Three Months Ended		Favorable (Unfavorable)
	July 3,	June 27,
	2005	2004	$ Change	% Change
Licensees’ share of gross profit	$6,418	$5,900	$(518)	(8.8%)
Selling and administrative expenses	18,937	18,101	(836)	(4.6%)
CIGA litigation	17	14	(3)	(21.4%)
Depreciation and amortization	1,311	1,253	(58)	(4.6%)

Total operating expenses	$26,683	$25,268	$(1,415)	(5.6%)

	For the Nine Months Ended		Favorable (Unfavorable)
	July 3,	June 27,
	2005	2004	$ Change	% Change
Licensees’ share of gross profit	$19,277	$17,044	$(2,233)	(13.1%)
Selling and administrative expenses	57,599	51,087	(6,512)	(12.7%)
CIGA litigation	154	104	(50)	(48.1%)
Depreciation and amortization	3,865	4,515	650	14.4%

Total operating expenses	$80,895	$72,750	$(8,145)	(11.2%)

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The increase in licensees’ share of gross profit is consistent with the increase in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 67.6% for the three fiscal months ended July 3, 2005 as compared to 67.2% for the three fiscal months ended June 27, 2004. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 67.6% for the nine fiscal months ended July 3, 2005 as compared to 67.4% for the nine fiscal months ended June 27, 2004.

•	The following table summarizes the significant changes in selling and administrative expenses for the three fiscal months ended July 3, 2005 as compared to the three fiscal months ended June 27, 2004:

	Consolidated	RemX®	Other
	Change	Change	Offices*
Colleague salary and related taxes	$(596)	$(318)	$(278)
Profit sharing	(526)	(341)	(185)
Colleague travel and business conferences	(30)	(7)	(23)
Workers comp	9	2	7
Group insurance	276	—	276
Rent	(115)	(66)	(49)
Telephone and Data lines	(92)	(23)	(69)
Audit Fees	(119)	(10)	(109)
Legal Fees	24	—	24
Outside Services	64	(6)	70
Bad Debt	232	—	232
Direct Admin	—	(197)	197
Other Selling & Administrative	38	(53)	91

Net (increase) decrease	$(835)	$(1,019)	$184

*	Other Offices category includes the corporate office

RemedyTemp, Inc.
The following table summarizes the significant changes in selling and administrative expenses for the nine fiscal months ended July 3, 2005 as compared to the nine fiscal months ended June 27, 2004:

	Consolidated	RemX®	Other
	Change	Change	Offices*
Colleague salary and related taxes	$(3,737)	$(1,832)	$(1,905)
Profit sharing	(1,750)	(974)	(776)
Colleague travel and business conferences	(440)	(83)	(357)
Workers comp	45	(17)	62
Group insurance	143	(65)	208
Rent	(341)	(243)	(98)
Telephone and Data lines	(407)	(108)	(299)
Audit Fees	(334)	(10)	(324)
Legal Fees	(137)	—	(137)
Outside Services	(246)	(20)	(226)
Bad Debt	800	—	800
Direct Admin	—	(382)	382
Royalty payments	175	—	175
Other Selling & Administrative	(283)	(134)	(149)

Net (increase) decrease	$(6,512)	$(3,868)	$(2,644)

*	Other Offices category includes the corporate office
•	Selling and administrative expenses as a percentage of total revenues were 15.5% for the three fiscal months ended July 3, 2005 as compared to 14.0% for the three fiscal months ended June 27, 2004. The primary factor contributing to the net increase was a $1,122 increase in colleague salaries and profit sharing due to the Company’s sales capacity goal and the expansion of the RemX® specialty staffing division.

•	Selling and administrative expenses as a percentage of total revenues were 15.0% for the nine fiscal months ended July 3, 2005 as compared to 13.8% for the nine fiscal months ended June 27, 2004. The primary factor contributing to the net increase was a $5,487 increase in colleague salaries and profit sharing due to the Company’s sales capacity goal and the expansion of the RemX® specialty staffing division.

•	The decrease in depreciation and amortization for the nine fiscal months ended July 3, 2005 as compared to the nine fiscal months ended June 27, 2004 is due to an increase in fully depreciated fixed assets at July 3, 2005 as compared to June 27, 2004. The decrease in depreciation and amortization was partially offset by the incremental amortization expense from identifiable intangible assets resulting from the franchise acquisition during the second quarter of fiscal 2004.
     Loss from operations increased by $501 to an operating loss of $1,991 for the three fiscal months ended July 3, 2005 from an operating loss of $1,490 for the three fiscal months ended June 27, 2004. The increased loss from operations for the three fiscal months ended July 3, 2005 is primarily attributable to a charge of $983 in connection with the potential settlement of payroll-related tax matters. Loss from operations improved $4,630 to an operating loss of $4,580 for the nine fiscal months ended July 3, 2005 from an operating loss of $9,210 for the nine fiscal months ended June 27, 2004. Improvement in the Company’s operating loss for the nine fiscal months ended July 3, 2004 is due to the increase in gross margin of Company-owned offices, the contribution of an operating profit by RemX® specialty staffing division as compared to a loss in the period a year ago, the increase in direct hire business and an increase in licensee revenues, offset by a charge of $983 in connection with the potential settlement of payroll-related tax matters. A decrease in depreciation and amortization also contributed to the improved operating profits.

RemedyTemp, Inc.
     An income tax benefit of $443 was recorded for the nine fiscal months ended July 3, 2005 as compared to an income tax provision of $433 for the nine fiscal months ended June 27, 2004. The benefit recorded during the nine fiscal months ended July 3, 2005 is primarily due to a tax refund of $558 received during the second fiscal quarter of 2005. The Company’s overall effective tax rates of 13.5% and (5.3%) for the nine fiscal months ended July 3, 2005 and June 27, 2004, respectively, differ from the statutory rate due to the respective current periods valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date, as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs. During the fourth quarter of 2005, the Company expects that it will recognize, as a component of its tax amount, an additional tax amount for alternative minimum tax and other state tax liabilities of approximately $500 to $1,200.
     The Company generated a net loss of $1,446 for the three fiscal months ended July 3, 2005 as compared to a net loss of $1,308 for the three fiscal months ended June 27, 2004. The Company generated a net loss of $2,849 for the nine fiscal months ended July 3, 2005 as compared to a net loss of $8,649 for the nine fiscal months ended June 27, 2004.
Liquidity and Capital Resources (amounts in thousands)
     The Company’s balance sheet includes $51,172 in cash and investments as of July 3, 2005 (including restricted cash and investments discussed below) and it continues to be debt free, although significant letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information systems initiatives and direct office openings) and franchise acquisitions. Beginning in the third quarter of fiscal 2003, the Company collateralized $21,615 of its workers’ compensation liability with pledged cash and securities, as opposed to issuing additional letters of credit. During the second quarter of fiscal 2004, the Company used $16,000 in cash to collateralize its $40,000 line of credit as required by its credit facility (Note 11 to the condensed notes to consolidated financial statements). As of December 1, 2004, under the Company’s new Credit Agreement, the Company is no longer required to maintain the $16,000 collateralization of its line of credit and accordingly, the certificate of deposit was reclassified from restricted investment to investments.
     The following table summarizes the Company’s cash and investments and letters of credit at July 3, 2005 and October 3, 2004:

	July 3,	October 3,
	2005	2004
Cash and cash equivalents	$25,647	$7,075
Investments	—	339
Collateralized certificate of deposit related to bank agreement	—	16,000
Deferred compensation investments	3,627	3,161

Total restricted investments	3,627	19,161

Total cash and investments — current	29,274	26,575

Total restricted cash and investments — long-term	21,898	21,925

Total cash and investments	$51,172	$48,500

Letters of credit	$36,538	$34,661

RemedyTemp, Inc.
     Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized below:

	For the Nine Months Ended
	July 3,	June 27,
	2005	2004
Cash provided by (used in):
Operating activities	$5,592	$190
Investing activities	12,875	(8,600)
Financing activities	94	121
Effect of exchange rate on cash	11	(29)

Net increase (decrease) in cash and cash equivalents	18,572	(8,318)
Cash and cash equivalents at beginning of period	7,075	13,236

Cash and cash equivalents at end of period	$25,647	$4,918

•	Cash flows from operating activities, compared to the preceding period, were primarily impacted by a $5,800 decrease in net loss, the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30-45 days after the related billing.

•	During the nine fiscal months ended July 3, 2005, cash provided in investing activities was primarily related to the proceeds received from the maturity of a $16,000 certificate of deposit. Cash used for purchases of fixed assets, including information systems development costs, was $2,518 for the nine fiscal months ended July 3, 2005 and $1,320 for the nine fiscal months ended June 27, 2004. During the nine fiscal months ended June 27, 2004, cash used in investing activities was primarily related to the Company’s investment portfolio, which includes highly rated debt securities with various maturity dates through fiscal 2007. The Company continues to invest in computer-based technologies and direct office openings.

•	During the nine fiscal months ended July 3, 2005 and June 27, 2004, cash provided by financing activities was primarily a result of shares of the Company’s Class A Common Stock issued through the Employee Stock Purchase Plan.
     Cash and cash equivalents increased $18,572 from the prior year primarily as a result of the maturity of a $16,000 certificate of deposit and the lifting of restrictions under the Company’s new line of credit agreement and a decrease in accounts receivable.
     As discussed in Note 9 to the condensed notes to consolidated financial statements, Remedy provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts as of July 3, 2005 is approximately $38,681, of which $11,248 is recorded as current and $27,433 is recorded as non-current in the consolidated balance sheets. The Company also has an aggregate $2,512 current liability recorded at July 3, 2005 for amounts due to various state funds related to workers’ compensation.
     The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $36,538 and $34,661 as of July 3, 2005 and October 3, 2004, respectively. At July 3, 2005, the Company had $4,443 available under its line of credit. The Company believes that this amount plus the letter of credit reductions for previous year programs and the new Credit Agreement described below will be sufficient for the new insurance policy.
     The Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America was effective December 1, 2004. The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date, on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at July 3, 2005.

RemedyTemp, Inc.
     As discussed in Part II, Item 1, Legal Proceedings and Note 4 to the condensed notes to consolidated financial statements, the Company recorded a $5,877 charge during the fourth quarter of fiscal 2004 for the costs of indemnifying certain clients for losses they may suffer as a result of a Court of Appeal’s October 2004 decision in the CIGA matter. This charge is based upon various estimates and is subject to change as more information becomes available to the Company. In the event of a final unfavorable ruling, the Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change. See Note 4 for further discussion.
     The Company has been notified that it may have underpaid certain payroll-related tax liabilities. As of July 3, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters. See Note 4 for further discussion.
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
     The Company believes that its current and expected levels of working capital of $56,505 and line of credit are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. Should it be necessary, the Company may issue securities under its effective Form S-3.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).
Contractual Obligations
     The Company has no significant contractual obligations not fully recorded in the consolidated balance sheets or fully disclosed in the condensed notes to consolidated financial statements. The Company’s estimated workers’ compensation obligation, which represents the remaining deductible liability under the Company’s current workers’ compensation contracts, increased $2,232 to $38,681 at July 3, 2005 as compared to $36,449 at October 3, 2004.
Critical Accounting Policies and Estimates
     The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, accounts receivable, workers’ compensation costs, goodwill and intangible assets, other long-lived assets and income taxes. These policies are described in further detail in our Annual Report on Form 10-K for the year ended October 3, 2004.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of July 3, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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

RemedyTemp, Inc.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Lindsay Welch-Hess v. Remedy Temporary Services, Inc.
     Commencing in March 2003, the Company was sued in an action entitled Lindsay Welch-Hess v. Remedy Temporary Services, Inc., in San Diego Superior Court. The complaint sought damages under various employment tort claims, including sexual harassment and retaliation stemming from a four-day employment relationship. The complaint also sought damages for unpaid wages under the California Labor Code. The plaintiff later amended the complaint to assert class claims for unpaid wages with respect to certain aspects of the application process. The complaint asserted additional class claims alleging failure to compensate persons assigned to one of Remedy’s clients.
     In November 2004, the Court certified a class consisting of all persons in California who, since October 1999, have applied to the Company for placement in a temporary job, regardless of whether they were ever placed in a temporary assignment by the Company (the “Remedy class”). The Court certified a second class consisting of all persons in California who, since October 1999, were hourly employees hired by Remedy and assigned to a particular client (the “training class”).
     On February 11, 2005, the Company filed two motions for summary judgment related to the Remedy class and the training class. On May 31, 2005, the Court denied, in part, the Company’s motion for summary judgment related to the Remedy class, which allows that class to pursue the claim for unpaid compensation. On June 27, 2005, the Company filed a writ in Division One of the Fourth Appellate District seeking an order vacating the denial of Remedy’s summary judgment motion related to the Remedy class. No ruling on the writ has been made. On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Although the Company intends to vigorously defend this case, at this time, the Company cannot reasonably assess the amount of any potential damages.
     CIGA
     In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), the California Insurance Guarantee Association (“CIGA”) began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding was concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision. The Court of Appeal heard oral argument in the matter on July 9, 2004.
     On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal heard oral argument on April 15, 2005. On July 25, 2005, the Court of Appeal issued its decision finding that CIGA should not be dismissed and that the insurance held by Remedy’s Client did not provide other available insurance for the workers’ compensation claim. CIGA may seek further appellate review of this decision.
     Despite the Court of Appeal’s recent decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of an unfavorable ruling in this matter. If CIGA is permitted to join Remedy’s Clients, thus triggering the Clients’ insurance carriers’ obligation to respond to the claims of

RemedyTemp, Inc.
Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (TPA) handling the claims for CIGA. Such data indicates claims of approximately $31,300 as of April 3, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.
     In the fourth quarter of fiscal 2004, the Company recorded a $5,877 charge to operating income related to the CIGA case. The Company does not currently expect to change the amount of this charge as a result of the July 25, 2005 ruling, until final resolution of the case. This amount represents the Company’s estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of a final unfavorable outcome. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is, therefore, subject to change as more information becomes available to the Company. The Company recorded $154 in legal expenses for CIGA litigation costs during the nine fiscal months ended July 3, 2005. Additionally, the Company reclassified $104 of legal expenses related to the CIGA matter that were incurred during the nine fiscal months ended June 27, 2004 from selling and administrative expense to CIGA litigation. In the event of a final unfavorable outcome, the Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.
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
     Other Contingency
     In late 2003, the Company was notified that it may have underpaid certain payroll-related tax liabilities by approximately $2,000 for the period from January 1, 2003 through September 30, 2003. Based on its evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of July 3, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.

RemedyTemp, Inc.
ITEM 6. EXHIBITS
     Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement (i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (h)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker – Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc. (s)

10.37	A mended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc. (t)

10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement (u)

10.39	*Short-term Incentive Bonus Plan (v)

10.40	*Amended Agreement with Janet Hawkins (w)

RemedyTemp, Inc.

Exhibit No.	Description
10.41	*Deferred Compensation Plan for Greg Palmer

10.42	*Form of Change in Control Severance Agreement entered into by RemedyTemp, Inc. and certain executive officers (x)

10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer (y)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.
(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.
(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.
(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.
(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.
(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.
(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.
(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.
(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.
(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005.
(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.
(x)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.
(y)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

RemedyTemp, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

August 9, 2005	/s/ GREG D. PALMER

Greg D. Palmer, President and Chief
Executive Officer

August 9, 2005	/s/ MONTY A. HOUDESHELL

Monty A. Houdeshell, Senior Vice
President, Chief Administrative Officer and
Corporate Secretary
(Principal Financial Officer)

August 9, 2005	/s/ JOHN D. SWANCOAT

John D. Swancoat, Vice President and Controller
(Principal Accounting Officer)

RemedyTemp, Inc.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (a)

3.2	Amended and Restated Bylaws of the Company (e)

4.1	Specimen Stock Certificate (a)

4.2	Shareholder Rights Agreement (a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement (f)

10.2	*Paul W. Mikos Employment Agreement, as amended (g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement (i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy (a)

10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers (a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (h)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (h)

10.13	Form of Franchising Agreement for Licensed Offices (k)

10.14	Form of Franchising Agreement for Franchised Offices (a)

10.15	Form of Licensing Agreement for IntelliSearch® (a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy (b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC (c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (d)

10.23	*Amended and Restated Employment Agreement for Greg Palmer (m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (r)

10.25	Form of Licensing Agreement for i/Search 2000® (e)

10.27	*Paul W. Mikos Severance Agreement and General Release (j)

10.28	*Gunnar B. Gooding Employment and Severance Letter (l)

10.29	*Cosmas N. Lykos Employment and Severance Letter (l)

10.30	*Alan M. Purdy Retirement Agreement and General Release (n)

10.31	*Monty Houdeshell Employment Letter (o)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker - Summit, LLC (q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc. (s)

10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc. (t)

10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement (u)

10.39	*Short-term Incentive Bonus Plan (v)

10.40	*Amended Agreement with Janet Hawkins (w)

RemedyTemp, Inc.

Exhibit No.	Description
10.41	*Deferred Compensation Plan for Greg Palmer

10.42	*Form of Change in Control Severance Agreement entered into by RemedyTemp, Inc. and certain executive officers (x)

10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer (y)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.
(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.
(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.
(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.
(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.
(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.
(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.
(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).
(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.
(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.
(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.
(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.
(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.
(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.
(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.
(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.
(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.
(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.
(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.
(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.
(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.
(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005.
(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.
(x)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.
(y)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.