Form 10-K
period 2005-10-02
REMEDYTEMP INC
filed 2005-12-16
CIK 1013467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of Each Class
Class A Common Stock $0.01 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑
      The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on April 3, 2005 on the NASDAQ National Market was $62,215,402. The aggregate market value of the Class B Common Stock (which converts to Class A upon certain transactions) held by non-affiliates of the registrant based upon the closing sales price of its Class A Common Stock on April 3, 2005 on the NASDAQ National Market was $21,877.
      The number of shares of Class A Common Stock outstanding as of December 9, 2005 was 8,812,689 and the number of shares of Class B Common Stock outstanding as of December 9, 2005 was 798,188.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 2, 2005. Portions of the Company’s Proxy Statement, to be mailed to the shareholders in connection with the Annual Meeting, are incorporated by reference in Part III, Items 10-14, of this report on Form 10-K. Except for the portions expressly incorporated by reference, the Company’s Proxy Statement shall not be deemed to be part of this report.

REMEDYTEMP, INC.
2005 FORM 10-K ANNUAL REPORT

      In addition to historical information, the description of business below, management’s discussion and analysis in Part II and other statements contained elsewhere in this Annual Report on Form 10-K include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly owned subsidiaries (collectively, the “Company”). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will,” or “future”). Accordingly, the Company’s actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the continued performance of the RemX® specialty business unit, the Company’s ability to realize improvements in the months ahead, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various costs relating to temporary workers and personnel, including but not limited to workers’ compensation and state unemployment rates, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees/licensees, the outcome of litigation, software integration and implementation, application of deferred tax assets and other factors described below, under “Risk Factors,” and elsewhere herein and in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.
(Unless otherwise noted all dollar amounts are in thousands, except for rent per sq. foot and per share amounts)
PART I

Item 1.	Business
General
      RemedyTemp, Inc. (“Remedy” or the “Company”), founded in 1965 and incorporated in California in 1974, is a national provider of clerical, light industrial, information technology and financial temporary staffing services to industrial, service and technology companies, professional organizations and governmental agencies. The Company provides its services in 36 states, Puerto Rico and Canada through a network of 238 offices, of which 131 are Company-owned and 107 are independently managed franchises. During the fiscal year ended October 2, 2005, the Company placed approximately 110,000 temporary workers, known as “associates,” and provided approximately 38 million hours of staffing services to over 10,000 clients.
      The Company has positioned itself to take advantage of trends in the temporary staffing industry, such as increased integration of temporary workers as a significant, long-term workforce component in both manufacturing and service-oriented companies and increased outsourcing by clients of certain staffing functions. Historically, the Company focused on the clerical and light industrial sectors of the nation’s temporary workforce. Beginning in November 1998, the Company also began servicing the information technology sector, and in fiscal year 2002 began servicing the financial and accounting sector. The clerical, light industrial, information technology and financial sectors comprise approximately 86% of the nation’s temporary staffing industry business, according to the American Staffing Association (“ASA”) whose member companies operate more than 15,000 offices across the nation and account for 85% of U.S. industry sales. The Company intends to continue focusing its efforts in these sectors. Through the use of innovative technologies and value-added services, the Company strives to partner with its clients to deliver total solutions to their temporary staffing needs. The Company’s expertise in providing associates who possess the skills and attitudinal characteristics necessary to “fit” into its clients’ organizations and perform at a superior level distinguishes the Company as a premium provider of temporary staffing services and technologies.

      The Company has invested significant human and financial resources in the development of proprietary selection, performance management and workforce management technologies designed to enable the Company to provide its clients with premium temporary workers and unique value-added services. The Company’s primary proprietary technologies are maintained and offered in the following interactive systems: Human Performance Technology (“HPT®”), an innovative series of multimedia evaluations used to profile the behavioral characteristics of the Company’s associates; Remedy Knowledge Banktmand RemX Verifytm, exclusive web-based skill and knowledge assessment tools; Remedy X-Raytm, a self-screening system that identifies undesirable job candidates with integrity problems; i/Search 2000®, an integrated front office and back office database system that is used to pay temporary associates and bill clients as well as to classify, search and match the Company’s associates to job openings using parameters based upon client needs; Remedy Manager Matchtm and RemXFactortm, breakthrough performance management technologies that use personality assessments of client managers and the Company’s associates to provide the insight and information clients need to create more compatible, high-performance relationships; Information Control Center, a centralized 24/7 web-based environment where clients can access Remedy technologies, reports, order forms, procedures, contracts and instructional handbooks, allowing a client’s management team to propel productivity and enhance communication; and Employee Data Gathering and Evaluation (“EDGE®”), a proprietary workforce management system used by the Company at certain client locations to coordinate scheduling, track work time, job performance and generate customized utilization reports for the client’s entire temporary workforce. The EDGE® system is installed at the beginning of a temporary assignment and is removed upon completion of that assignment. The EDGE® system, including the related hardware, is the property of the Company. The Company’s integrated i/Search 2000® has enabled its Company-owned and independently managed offices to streamline operational efficiencies and enhance client service levels.
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
      Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the Securities and Exchange Commission (“SEC”) are available, free of charge, on our website, www.remedytemp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
The Staffing Industry
      According to Staffing Industry Analysts, Inc. (“SIA”), an independent staffing industry publication, temporary staffing revenues for 2004 were $82.0 billion, 11% more than in the previous year and nearly on par with the industry’s prior peak year in 2000. In 2005, total U.S. staffing industry revenue is projected to increase 9.1% to $89.5 billion. Similarly, after dropping for several years, direct-hire revenues are estimated to increase about 24% in 2005 to an estimated $17.8 billion. Historically, the temporary staffing industry has experienced its greatest growth during economic recoveries. Fiscal year 2004 showed signs of stronger growth as evidenced not only by the Company’s revenue growth, but growth throughout the staffing industry. During fiscal year 2005, the industry continued to grow, but at a slightly slower rate.
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
      Additionally, it is widely accepted by economists that temporary staffing also encourages greater work force participation, which is critical as the U.S. faces a labor shortage. Temporary staffing provides employment flexibility and options to people who might otherwise choose not to work. Flexible work arrangements offer choices that fit the diverse needs and preferences of potential employees thereby contributing to increased participation and enhanced productivity. These along with various other economic and social factors, have increased the help supply services employment rate from 1.1% of the non-farm U.S. workforce in 1990 to 1.9% in 2004, according to U.S. Department of Labor statistics. The ASA estimates that the average daily employment in temporary help services approximated 2.6 million nationwide in 2004.
      The clerical, light industrial, information technology and financial sectors represent the largest four sectors of the temporary staffing industry. A staffing industry report by SIA, based on 2004 revenues, reported that the office and clerical sector accounted for $20.0 billion or approximately 24.4% of the temporary staffing industry revenues, the light industrial sector accounted for $19.8 billion or approximately 24.1% of industry revenues, the technical/ information technology sectors accounted for $15.8 billion or approximately 19.3% of industry revenues, and the financial sector accounted for $8.7 billion or approximately 10.6% of industry revenues. Historically, the overall growth in temporary staffing revenues has resulted primarily from growth in these four sectors. While all sectors in the temporary staffing industry experienced contraction in 2002 and 2003, industry reports currently show growth in 2004 and continuing in 2005.
Operations
      The Company provides temporary personnel and direct-hire services. Subsequent to the fiscal year ended October 2, 2005, the Company has started analyzing its business in two segments: Commercial and Specialty. In turn, these segments provide services to the Industrial, Clerical, Professional and Information Technology business sectors.

Commercial Segment
      The Company provides commercial staffing services in the light industrial and clerical sectors through 61 Company-owned offices and 107 independently managed offices.
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
      The Company also provides workforce solutions for clients’ logistics staffing needs, including distribution and fulfillment. Logistics is the management of inventory, and includes transportation, distribution and supply of goods. The Company supplies temporary associates in the following categories: inventory takers, material processors, boxers, mail clerks, expediters and inventory control clerks.
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

Specialty Segment
      The Company provides specialty staffing services in the areas of high-level clerical and office staffing, information technology, finance and accounting through both its Talent Magnet™ and RemX® business unit. The Talent Magnet™ and RemX® divisions and brands are exclusively Company-owned operations. The Company now operates 33 offices within the Talent Magnet™ business unit and 37 offices within the RemX® business unit in the following specialty areas:
      Business Services. The Company’s newest division, Talent Magnet®, was launched during fiscal year 2005 to complement RemX® Office Staff, by reinforcing the commitment to build brands that focus on the higher margin business sectors. These two business units specialize in the recruitment and placement of high level administrative support personnel, including administrative assistants, office managers, sales associates, marketing representatives, human resource specialists, customer care representatives and corporate receptionists on a temporary, temp-to-hire or direct-hire basis. The Company currently has 33 Talent Magnet® offices of which 27 offices have been converted to the Talent Magnet® by Remedy brand and 5 RemX® OfficeStaff offices.
      Information Technology Services. In November 1998, the Company began providing information technology temporary staffing and consulting services under the name RemX Technology Group®. RemX Technology Group®, now known as RemX® IT Staffing, supplies contract staffing and consulting professionals on a temporary, temp-to-hire or direct-hire basis in key technology categories including hardware and software engineering, database design development, application development, Internet/ Intranet site development, networking, software quality assurance and technical support. The Company currently has 12 RemX® IT Staffing offices.
      Financial Staffing Services. RemX® Financial Staffing was launched during fiscal year 2002 with ten office openings. RemX® Financial Staffing is a highly specialized division focusing on placing financial and accounting personnel in key positions within the financial sector. RemX® Financial Staffing provides its clients with controllers, financial analysts, certified public accountants, auditors, senior/staff accountants and a variety of other positions on a temporary, temp-to-hire or direct-hire basis. The Company currently has 20 RemX® Financial Staffing offices.
      Office Organization. The Company provides its services through a network of 238 office locations, 131 of which are owned and operated by the Company and 107 of which are operated as independently managed franchised offices. The table below sets forth the geographic distribution of the Company-owned and independently managed offices as of October 2, 2005.

			Independently Managed
	Company-Owned Offices		Franchised Offices
					Total
	Commercial	Specialty	Traditional	Licensed	Offices

California	41	31	—	1	73
Western Region(1)	3	5	4	16	28
Midwestern Region(2)	3	4	4	31	42
Southeastern Region(3)	14	17	3	35	69
Northeastern Region(4)	—	13	—	11	24
Puerto Rico	—	—	—	1	1
Canada	—	—	—	1	1

Total	61	70	11	96	238

(1)	Includes Arizona, Colorado, Hawaii, Idaho, Nevada, Oregon, Utah and Washington.

(2)	Includes Illinois, Indiana, Iowa, Michigan, Missouri, Nebraska, Ohio and Wisconsin.

(3)	Includes Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

(4)	Includes Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New Hampshire, New York, Pennsylvania and the District of Columbia.
      Company-Owned Offices. The Company-owned offices provide clerical, light industrial, information technology and financial staffing and are primarily concentrated in California, with locations in 17 other states and the District of Columbia. These offices are organized into eight divisions; managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Company-owned offices are organized into different matrices based upon geographic location and/or service offerings. Each matrix has a manager who is accountable for the day-to-day operations and profitability of the offices within that matrix.
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
      Company-owned offices had average sales per office of approximately $2.4 million and $2.6 million for fiscal years 2005 and 2004, respectively. The concentration of Company-owned offices in certain geographic areas enables the Company to spread fixed costs such as advertising, recruiting and administration over a larger revenue base, and also to share associates and provide clients with superior coverage and service capabilities. In addition, the Company has divided highly successful Company-owned offices into separate clerical, light industrial, information technology and financial staffing offices, allowing each to specialize and further penetrate its market.
      Independently Managed Franchised Offices. Independently managed franchised offices provide clerical and light industrial services and have been an important element of the Company’s growth strategy for more than a decade. Such offices have enabled the Company to expand into new markets with highly qualified franchisees without significant capital expenditures. The majority of the Company’s offices outside California are independently managed franchises. Franchise agreements generally have ten-year terms and are renewable for successive five-year or ten-year terms, depending upon when such agreements originated. Such agreements cover exclusive geographic territories and contain minimum revenue performance standards. The Company’s franchise agreements are structured in either a “traditional” franchise format or a “licensed” franchise format.
      In general, the franchise offices opened from 1987 to 1990 are operated as traditional franchises, and independently managed offices opened since 1990 are operated as licensed franchise offices. The Company moved from the traditional to the licensed franchise format to exercise more control over the collection and tracking of the receivables generated by the independently managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. Accordingly, the number of traditional franchise offices is not anticipated to increase, except in certain circumstances when a licensed franchise office may convert to the traditional franchise format. Additionally, existing traditional franchisees have the option under their contract to open new franchise offices within their territory. The number of licensed franchise offices is expected to increase because new independently managed offices will be opened in licensed franchise format and offices currently operated as traditional franchises may, depending upon various factors, convert to the licensed franchise format. If the number of traditional franchise offices is reduced, royalty revenues will decrease.
      Traditional Franchises. The Company employed a traditional franchise model primarily from 1987 until 1990 (referred to as both “traditional franchise” and “traditional franchisee”). As of October 2, 2005, 11 of the Company’s 107 independently managed offices were traditional franchises. These traditional franchisees pay all lease and working capital costs, fund payroll and collect clients’ accounts. Generally, traditional franchisees pay the Company an initial franchise fee and continuing franchise fees, or royalties, equal to approximately 7.0% of gross billings. Royalty fees are reduced when the franchisee serves a national client as these clients typically have lower margins and for franchisees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 5.5% - 6.5%) based on gross billings. Traditional franchisees employ all office management staff and all temporary personnel affiliated with their offices. The Company provides training, the right to use certain designated service marks and trademarks, its business model, proprietary computer programs, as well as operational support. Material rights and terms of the form of the franchise agreement for traditional franchise offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore, pursuant to the terms of the form of franchise agreement for traditional franchise offices, franchisees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. The Company no longer offers this form of franchise agreement to prospective franchisees.
      Licensed Franchises. Since 1990, the Company has recruited new franchisees under the licensed franchise format (referred to as “licensed franchise,” “licensed franchisee” and/or “licensee”). The Company moved from the traditional franchise to the licensed franchise format to exercise more control over the collection and tracking of the receivables of the independently-managed offices and to allow the Company to grow without being limited by the financial resources of traditional franchisees. As of October 2, 2005, 96 of the Company’s 107 independently managed office locations were licensed franchise offices. The licensed franchise format differs from the traditional franchise format in that the licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office. The Company funds payroll of the temporary associates, collects clients’ accounts and remits to the licensee 60%-75% of the office’s gross profit, based upon the level of hours billed during the licensee’s contract year. However, the Company’s share of the licensee’s gross profit, representing its continuing franchise fees, is generally not less than 7.5% of the licensee’s gross billings; with the exception of national accounts on which the Company’s fee is reduced to compensate for lower gross margins and for licensees that have renewed their franchise agreement and qualify for a discounted rate (ranging from 6.0% - 7.0%) based on gross revenues. Material rights and terms of the form of the franchise agreement for licensed offices include the right to operate a Remedy franchise business within an exclusive geographic territory, a non-exclusive license of the Remedy trademarks and service marks designated for use and operation of the franchised business, disclosure and use of Remedy’s trade secrets and operating guidance from Remedy. Furthermore, pursuant to the terms of the form of franchise agreement for licensed offices, licensees shall indemnify Remedy from any liability that may arise in connection with the franchised business and must comply with certain minimum performance standards and operating procedures. Currently, the Company only offers this form of franchise agreement to prospective franchisees.
      Generally, licensed franchisees pay the Company an initial franchise fee of $10-$25 and continuing franchise fees consist of the Company’s share of the licensee’s gross profit as discussed above. Licensed franchise agreements entered into subsequent to January 2002 provide for deferred payment of a portion of the initial franchise fee. Currently, the initial investment for a licensed franchise business is estimated to be $109-$236 as disclosed in the Company’s Uniform Franchise Offering Circular (“UFOC”) to be issued by December 31, 2005, in accordance with Federal Trade Commission regulations. As outlined in the UFOC, this estimated initial investment includes the initial franchise fee payable to the Company, as well as estimated expenditures to various vendors for pre-operating costs and operating costs for the initial six months of operation. Continuing franchise fees are excluded from the total estimated initial investment.
      Acquisitions and Office Closures. From time to time, the Company may selectively purchase traditional and licensed franchise operations for strategic reasons, including facilitating its expansion plans of increased market presence in identified geographic regions. The Company continually reassesses its current operating structure and in view of its strategic plans will consolidate or close certain Company-owned offices.

Seasonality
      The Company’s quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients’ businesses. The first fiscal quarter has historically been strong as a result of manufacturing and retail emphasis on holiday sales. Historically, the second fiscal quarter shows a decline in comparable revenues from the first fiscal quarter. Revenue growth has historically accelerated in each of the third and fourth fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity. In the second fiscal quarter, gross margins have historically been lower with the affect of state unemployment insurance taxes resetting with the start of the new calendar year.
Clients
      The Company serves the needs of small, mid-size and Fortune 500 businesses in a variety of industries. During fiscal years 2005 and 2004, the Company serviced over 10,000 clients nationwide. The Company’s ten highest volume clients in fiscal years 2005 and 2004 accounted for 22.0% and 23.4%, respectively, of the Company’s total revenues. No single client accounted for more than 3.7% and 4.1% of the Company’s total revenues for fiscal years 2005 and 2004, respectively.
Competition
      The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco S.A., Kelly Services, Inc., Manpower Inc., Spherion Corporation and Labor Ready. These and other large competitors have nationwide operations with greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other mid-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Numerous small or single-office firms compete effectively with the Company’s offices in their limited areas. In the information technology and financial sectors, the Company believes that its competitors include MPS Group, Inc., Robert Half International, Inc., Adecco S.A., Alternative Resources Corporation, On Assignment, Inc., KForce, Comsys and CDI Corporation.
      The Company’s management believes that the most important competitive factors in obtaining and retaining its targeted clients are understanding the customer specific job requirements, the ability to provide qualified temporary personnel in a timely manner and the quality and price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and responsiveness to work schedules.
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
      Remedy establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are charged or credited to expense in the periods in which they occur. The estimated remaining deductible liability under the aforementioned contracts as of October 2, 2005 is approximately $38,281, of which, $11,974 is recorded as current and $26,307 is recorded as non-current in the accompanying consolidated balance sheets.
      The Company also has an aggregate $2,552 and $2,677 current liability recorded at October 2, 2005 and October 3, 2004, respectively, for amounts due to various state funds related to workers’ compensation. The following table presents the classification of the Company’s workers’ compensation liability, accrued California Insurance Guarantee Association (“CIGA”) litigation and other liabilities:

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004

Current
Liability for various state funds and previous guaranteed cost policies	$2,552	$2,677
Accrued workers’ compensation	11,974	12,359

Accrued workers’ compensation	$14,526	$15,036

Long-term
Other liabilities	$116	$300
Accrued CIGA litigation costs	5,877	5,877
Accrued workers’ compensation	26,307	24,090

Other liabilities	$32,300	$30,267

      The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of October 2, 2005, the Company had outstanding letters of credit of $36,538 and pledged cash and securities of $21,889 as collateral for these obligations. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. At the Company’s discretion and to the extent available, other forms of collateral may be substituted for the pledged cash and securities. The Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.
      From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program. The Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal year 2004 as a result of the October 2004 Court of Appeal’s decision (See Item 3. Legal Proceedings and Note 8 to the consolidated financial statements).

Employees
      As of October 2, 2005, the Company employed a staff of approximately 620 individuals (excluding temporary associates). During fiscal year 2005, approximately 110,000 temporary associates were placed by the Company through Company-owned and independently managed franchised offices. Approximately 58,000 of the temporary associates were employed by Company-owned offices and approximately 47,000 were employed by the Company, through licensed franchise offices. Approximately 5,000 of the temporary associates were placed by traditional franchise offices and as such are not employed by the Company but rather are legal employees of the traditional franchisees. At any given time during fiscal year 2005 only a portion of these employees were placed on temporary assignments. The Company has no collective bargaining agreements and believes its employee relations are good.
Governmental Regulation
      The Company’s marketing and sale of franchises are regulated by the Federal Trade Commission and by authorities in 19 states. In those states, the Company is required to file a registration application, provide notice or qualify for an exemption from registration. The Company has filed, or is in the process of filing, the appropriate registration applications, or has obtained an exemption from such registration requirements. The Company files and distributes to prospective franchisees Franchise Offering Circulars and other materials in order to comply with such registration and disclosure requirements. In addition, the Company’s ongoing relationships with its franchisees are regulated by applicable federal and state franchise laws.
Proprietary Rights and Systems
      The Company has developed, either internally or through hired consultants, its HPT®, EDGE® and i/Search 2000® computer systems. These and other proprietary systems are trade secrets of the Company and the Company has copyrights to certain software used in these systems.
      The Company has registered the following trademarks and service marks with the U.S. Patent & Trademark Office for use in its operation: REMEDY®, REMEDY TEMPORARY SERVICES®, REMEDYTEMP®, REMEDY TECHNICAL®, CALLER ACCESS®, INTELLIGENT STAFFING®, HIRE INTELLIGENCE®, EDGE®, VSM®, HPT®, THE INTELLIGENT TEMPORARY®, REMEDY LOGISTICS GROUP®, REMX TECHNOLOGY GROUP®, REMX®, REMX® Financial Staffing, REMX® IT Staffing, AXCESS INTERACTIVE CUSTOMER CARE®, RECRUITRAC®, I/SEARCH 2000®, MAPS® and REMX® OfficeStaffing. In addition, the Company asserts ownership of, and has filed applications with the U.S. Patent & Trademark Office to register the service mark MEGABLASTSM, REMX VerifyTM, Manager MatchTM, Remedy Talent Magnet™, Talent MagnetTM and Remedy Knowledge Bank™. In general, these marks are used by the Company and its licensees and franchisees, except that REMX TECHNOLOGY GROUP®, REMX®, REMX® Financial Staffing, REMX® IT Staffing, and REMX® OfficeStaff are used exclusively by the Company.
Item 1A.     Risk Factors
      In evaluating Remedy’s business, one should carefully consider the following risk factors in addition to information contained elsewhere in this Annual Report on Form 10-K.
Any significant economic downturn could result in our clients using fewer temporary employees, which could materially adversely affect the Company.
      Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, businesses may reduce their use of temporary employees before undertaking layoffs of their full-time employees, resulting in decreased demand for Remedy’s temporary personnel. Further, in an economic downturn, the Company may face pricing pressure from its clients and increased competition from other staffing companies, which could have a material adverse effect on the Company’s business. The overall slowdown in the U.S. economy in 2001 and 2002 had a significant adverse impact on the Company’s revenues. Additionally, because the Company currently derives a significant portion of its revenues from the California market (approximately 39.4% in fiscal year 2005), an economic downturn in California would have a greater impact on the Company than if the Company had a more widely dispersed revenue base.
Remedy operates in highly competitive markets with low barriers to entry, potentially limiting its ability to maintain or increase its market share or profit margins.
      The temporary services industry is highly competitive with limited barriers to entry and in recent years has been undergoing significant consolidation. The Company competes in national, regional and local markets with full service agencies and with specialized temporary service agencies. Many competitors are smaller than the Company, but have an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors are more well-known and have greater marketing and financial resources than the Company, which among other things could enable them to maintain or increase their market share by reducing prices. The Company expects the level of competition to remain high in the future and competitive pricing pressures may have an adverse effect on the Company’s operating margins.
Remedy’s success depends upon its ability to attract and retain qualified temporary personnel.
      Remedy depends upon its ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its clients. Remedy must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for individuals with proven skills is intense and demand for these individuals is expected to remain very strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to Remedy in sufficient numbers and on terms of employment acceptable to the Company. Remedy’s success will depend on its ability to recruit qualified temporary personnel and retain them.
Remedy’s business may suffer if it loses its key personnel.
      Remedy’s operations are dependent on the continued efforts of its executive officers and senior management. Additionally, Remedy is dependent on the performance and productivity of its local managers, field personnel, franchisees and licensees. Remedy’s ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key executive officers and senior management who have acquired experience in operating a staffing service company may cause a significant disruption to Remedy’s business. Moreover, the loss of Remedy’s key local managers, field personnel or certain franchisees or licensees may jeopardize existing customer relationships with businesses that continue to use Remedy’s staffing services based upon past direct relationships with these local managers, field personnel, franchisees and licensees. Either of these types of losses could adversely affect Remedy’s operations, including Remedy’s ability to establish and maintain customer relationships.
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
      In late 2003, the Company was notified by the State of California Employment Development Department that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on its evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of October 2, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.
      Remedy retains a portion of the risk under its workers’ compensation program. The estimated remaining deductible liability for all existing and incurred but not reported claims is accrued based upon actuarial methods using current claims information, as well as prior experience, and may be subsequently revised based on new developments related to such claims. Changes in the estimates underlying the claims reserve are charged or credited to earnings in the period determined, and therefore large fluctuations in any given quarter could materially adversely affect earnings in that period.
      The Company is contractually required to maintain irrevocable letters of credit and pledged cash and securities, currently aggregating $36,538 and $21,889, respectively, to collateralize its remaining recorded obligations under these workers’ compensation insurance contracts. Remedy expects the amount of collateral required will continue to increase. In the event that Remedy loses its current credit facilities, or cash flow and borrowing capacity under the existing credit facilities are insufficient to meet this increasing obligation, the Company will be required to seek additional sources of capital to satisfy its liquidity needs which could have a material adverse effect on the Company’s business.
Remedy derives a significant portion of its revenues from licensed franchised operations.
      The Company derives a substantial amount of its revenues (37.4% in fiscal year 2005) from licensed franchise operations. The ownership of the Company’s licensed franchise offices is concentrated, with the ten largest licensed franchisees together accounting for 18.7% of the Company’s revenues in fiscal year 2005. There can be no assurance that the Company will be able to attract new franchisees or that the Company will be able to retain its existing franchisees. The loss of one or more of these relationships, or other franchisees who may in the future account for a significant portion of the Company’s revenues, could have a material adverse effect on the Company’s results of operations.
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
      In the ordinary conduct of business, the Company is subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, employment matters. It is possible that the Company may be required to pay substantial damages or settlement costs in excess of its insurance coverage, which could have a material adverse effect on its financial condition or results of operations. The Company could also incur substantial legal costs, and management’s attention and resources could be diverted from the business (See Item 3. Legal Proceedings).

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company does not own any real property. The Company leases its corporate headquarters in Aliso Viejo, California, from RREEF America REIT II Corp. FFF. The lease agreement, as amended, provides for leased premises, totaling approximately 51 thousand square feet in size, at a fixed rate of $1.80 per square foot per month until September 30, 2007 and $2.05 per square foot per month from October 1, 2007 until September 30, 2010. The base rent includes amounts for operating costs, which include, but are not limited to, property taxes, utilities, supplies, repairs and maintenance, janitorial staff, security staff and insurance premiums on the building. In addition to base rent, the Company is obligated to pay a portion of the increase in operating costs and real property taxes for the leased premises. The Company has an option to renew the lease for an additional term of five years. The Company moved into its current corporate headquarters in September 1998, and the initial term of its lease, as amended, expires on September 30, 2010.
      As of October 2, 2005, the Company leased the space occupied by all of its Company-owned offices. The Company selects the sites for these offices by evaluating proximity to potential clients and available temporary personnel. The Company-owned office lease agreements generally provide for terms of three to five years. The inability to renew all or a majority of the leases on similar or favorable terms to the Company could have a material impact on the financial condition of the Company. The Company assists its franchisees in selecting sites for independently managed offices, but presently does not own and is not obligated under any leases at these sites.

Item 3.	Legal Proceedings
Litigation

Lindsay Welch-Hess v. Remedy Temporary Services, Inc.
      Commencing in March 2003, the Company was sued in an action entitled Lindsay Welch-Hess v. Remedy Temporary Services, Inc. in San Diego Superior Court. The complaint sought damages under various employment tort claims, including sexual harassment and retaliation stemming from a four-day employment relationship. The complaint also sought damages for unpaid wages under the California Labor Code. The plaintiff later amended the complaint to assert class claims for unpaid wages with respect to certain aspects of the application process. The complaint asserted additional class claims alleging failure to compensate persons assigned to one of Remedy’s clients.
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

      On May 31, 2005, the Court denied, in part, the Company’s motion for summary judgment related to the Remedy class, which allows that class to pursue the claim for unpaid compensation. On June 27, 2005, the Company filed a writ in Division One of the Fourth Appellate District seeking an order vacating the denial of Remedy’s summary judgment motion related to the Remedy class. On September 27, 2005, the Court of Appeal denied the writ. Subsequently, the Company filed a Petition for Review before the California Supreme Court, which was summarily denied.
      On July 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the Remedy class: (1) the order denying class certification as to the tenth cause of action (failure to pay wages upon termination/resignation); and (2) the portion of the Court’s ruling on Remedy’s summary judgment, which prohibits individuals who completed Remedy’s application process but never worked for Remedy from class membership. The Company has filed a motion to dismiss, which has not yet been heard.
      On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Plaintiffs filed a motion for reconsideration on various issues, which was denied.
      On September 27, 2005, plaintiffs appealed the Court’s order relating to Remedy’s motion for summary judgment of the training class, but it is unclear at this time what specific aspects of that order are being appealed by plaintiffs. Plaintiffs’ opening brief is due on December 16, 2005. Plaintiffs have also filed a motion to bifurcate the various individual tort claims from the class claims. That motion has not yet been heard.
      The Company intends to vigorously defend this case. At this time, the Company has not established an accrual for this matter because the probability of an unfavorable outcome cannot currently be reasonably estimated.

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
      On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal heard oral argument on April 15, 2005. On July 25, 2005, the Court of Appeal issued its decision finding that CIGA should not be dismissed and that the insurance held by Remedy’s Client did not provide other available insurance for the workers’ compensation claim. CIGA appealed this decision with the

California Supreme Court. In October 2005, the California Supreme Court declined to hear the appeal and sent the matter back to the WCAB with instructions to enforce the Court of Appeal’s decision.
      On October 25, 2005, Remedy filed a request seeking to dismiss Remedy, its Clients and their insurance companies from the individual WCAB cases and joining CIGA as a defendant. On November 7, 2005, CIGA filed objections to the request for dismissal. A hearing date has not been set.
      Despite the Court of Appeal’s decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of unfavorable rulings in these matters. If Remedy is unsuccessful in dismissing its Clients from these matters, and if these Clients or their insurance carriers become obligated to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (“TPA”) handling the claims for CIGA. Such data indicates claims of approximately $31,895 as of October 2, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.
      In the fourth quarter of fiscal year 2004, the Company recorded a $5,877 charge to operating income related to the CIGA case. The Company does not currently expect to adjust the reserve as a result of the July 25, 2005 ruling and the October 2005 California Supreme Court declination, until final resolution of the case. This amount represents the Company’s estimate on the basis of a review of known information of costs associated with the indemnification of certain Clients for losses they may suffer as a result of final unfavorable outcomes. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is; therefore, subject to change as more information becomes available to the Company. In the event of a final unfavorable outcome, the Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.
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
Other Contingency
      In late 2003, the Company was notified that it may have underpaid certain payroll-related tax liabilities by approximately $2,000 for the period from January 1, 2003 through September 30, 2003. Based on its evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of October 2, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended October 2, 2005.

Executive Officers of the Registrant
      The executive officers of the Company hold their respective positions at the pleasure of the Company’s Board of Directors. The executive officers and their respective ages as of October 2, 2005 are set forth below.

Name	Age	Position(s) Held

Greg D. Palmer	49	President and Chief Executive Officer
Monty A. Houdeshell	57	Senior Vice President and Chief Administrative Officer
Janet L. Hawkins	50	Senior Vice President, Sales and Marketing and President, Franchise
Gunnar B. Gooding	42	Vice President, Human Resources and Legal Affairs
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
      Monty A. Houdeshell has served as Senior Vice President, Chief Administrative Officer of the Company since December 2004. Since January 2003, he has also served as Senior Vice President, Chief Financial Officer of the Company. From 1988 until November 1999 he was Vice President, Chief Financial Officer of Furon Company. Prior to 1988, he was Vice President, Chief Financial Officer of Oak Industries, Inc.
      Janet L. Hawkins has served as the Senior Vice President of Sales and Marketing for the Company since July 2003. Since December 2004, she has also served as President, Franchise, of the Company. From 1978 to June 2003, and prior to joining the Company, Ms. Hawkins served as President of Hawkins Advertising and Public Relations.
      Gunnar B. Gooding has served as Vice President, Human Resources and Legal Affairs of the Company since April 2000 and prior to that as Vice President, General Counsel from September 1998 to March 2000. From September 1989 to September 1998, Mr. Gooding worked as an attorney at Gibson, Dunn & Crutcher LLP where he specialized in employment litigation.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Since July 11, 1996, the Company’s Class A Common Stock has been traded on the NASDAQ National Market under the symbol “REMX.” Prior to July 11, 1996, the Company’s stock was not publicly traded. The following table sets forth the high and low sales prices for the Class A Common Stock for fiscal years 2005 and 2004:

	For the Three Months Ended

	January 2,	April 3,	July 3,	October 2,
	2005	2005	2005	2005

High	$11.95	$11.77	$11.28	$9.80
Low	$9.61	$9.30	$7.50	$7.55

	December 28,	March 28,	June 27,	October 3,
	2003	2004	2004	2004

High	$13.41	$13.82	$14.49	$12.31
Low	$10.60	$10.88	$11.28	$7.72

      As of December 7, 2005, there were an estimated 670 shareholders of the Company’s Class A Common Stock (of which, 70 are holders of record) and 5 shareholders of record of the Company’s Class B Common Stock.
Dividend Policy
      Subsequent to the Company’s initial public offering in fiscal year 1996, the Company has not declared or paid cash dividends on its Class A or Class B Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.
Issuer Purchasees of Equity Securities
      Neither our Company nor any affiliated purchaser has made any purchases of the Company’s securities on behalf of the Company.
Securities Available for Issuance Under Our Equity Compensation Plans
      The following table provides information with respect to the Company’s equity compensation plans as of October 2, 2005, which plans were as follows: the Company’s 1996 Amended and Restated Stock Incentive Plan, 1996 Employee Stock Purchase Plan and the Non-Employee Director Plan.

			Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to	Exercise Price	Future Issuance under
	be Issued upon Exercise	of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	670,562	$14.47	476,528	(1)
Equity compensation plans not approved by security holders	—	—	35,018	(2)

Total	670,562	$14.47	511,546

(1)	Includes 111,689 shares of Common Stock that may be issued under the Company’s 1996 Employee Stock Purchase Plan and 364,839 shares of Common Stock that may be issued under the Company’s 1996 Amended and Restated Stock Incentive Plan.

(2)	Pertains to shares of Common Stock that may be issued under the Non-Employee Director Plan discussed below.
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
      The selected financial data with respect to the Company set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and Notes thereto. The fiscal year end of the Company is a 52 or 53 week period ending the Sunday closest to September 30. Fiscal year 2004 consisted of 53 weeks, all other fiscal years presented consisted of 52 weeks. The following selected financial information as of and for the fiscal years ended October 2, 2005, October 3, 2004, September 28, 2003, September 29, 2002 and September 30, 2001 has been derived from the audited financial statements of the Company.

	For the Fiscal Years Ended

	2005	2004	2003	2002	2001

	(Amounts in thousands, except per share data)
Statement of Operation Data:
Total revenues	$514,274	$519,928	$481,965	$464,538	$519,223

(Loss) income before income taxes and cumulative effect of adoption of a new accounting standard	$(2,577)	$(13,115)	$(18,542)	$2,514	$12,356
Provision for (benefit from) income taxes	991	(323)	8,280	377	3,960

(Loss) income before cumulative effect of adoption of a new accounting standard(1)	(3,568)	(12,792)	(26,822)	2,137	8,396
Cumulative effect of adoption of a new accounting standard, net of tax(2)	—	—	2,421	—	—

Net (loss) income	$(3,568)	$(12,792)	$(29,243)	$2,137	$8,396

Earnings per share — basic and diluted:
(Loss) income before cumulative effect of adoption of a new accounting standard	$(0.39)	$(1.42)	$(2.98)	$0.24	$0.94
Cumulative effect of adoption of a new accounting standard, net of taxes	—	—	(0.27)	—	—

Net (loss) income — basic and diluted	$(0.39)	$(1.42)	$(3.25)	$0.24	$0.94

Weighted-average number of shares:
Basic	9,050	9,022	9,010	8,973	8,917

Diluted	9,050	9,022	9,010	9,076	8,940

Balance Sheet Data:(3)
Cash and cash equivalents	$24,954	$7,075	$13,236	$17,311	$37,362
Restricted cash and investments	$25,660	$41,086	$24,269	$—	$—
Investments	$692	$339	$15,730	$31,745	$1,708
Working capital	$55,762	$54,957	$56,074	$83,822	$74,496
Total assets	$138,083	$137,621	$139,194	$146,544	$137,302
Shareholders’ equity	$61,539	$63,511	$75,364	$102,984	$99,575

(1)	The Company recorded a full valuation allowance of $25,890, $22,516 and $16,879 against the deferred tax assets for fiscal years 2005, 2004 and 2003, respectively.

(2)	Effective September 30, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634.

(3)	Certain items in prior periods have been reclassified to conform to current year classifications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
      The Company provides temporary personnel and direct-hire services to industrial, service and technology businesses, professional organizations and governmental agencies. During the twelve fiscal months ended October 2, 2005, the Company placed approximately 110,000 temporary workers and provided approximately 38 million hours of staffing services to over 10,000 clients. The Company’s revenue was $514,274, $519,928, and $481,965 for fiscal years 2005, 2004 and 2003, respectively.
Executive Summary
      The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. According to ASA, in calendar year 2004, the staffing industry benefited from a strengthening economy. For the first three quarters of calendar year 2005, the U.S. Bureau of Economic Analysis reported real gross domestic product continued to grow by 3.6%; however, at a slower pace than from 4.4% in 2004. With the addition of an average of 280,000 jobs per day, staffing employment grew by 12.4% in 2004, marking the second consecutive year of double-digit growth and returning the industry to employment levels last seen in 2000. It is also fortunate that there appears to have been no material impact to the Company’s business from the numerous weather disasters this year.
      Revenues for fiscal year 2005 amounted to $514,274 compared with $519,928 in fiscal year 2004. The decline primarily reflected the effect of management’s decision to eliminate approximately $35,000 of certain higher risk and lower margin business, principally in California, that did not meet the Company’s strategic directives.
      The Company’s workers’ compensation costs decreased by approximately 14% in fiscal year 2005 compared to fiscal year 2004, resulting from eliminating certain higher risk accounts and enhanced applicant screening. In addition, at the close of fiscal year 2005, Remedy learned that the California Supreme Court decided not to hear an appeal by the California Insurance Guarantee Association (“CIGA”) on a ruling favorable to the Company from the California Court of Appeal. The decision let stand the ruling that CIGA should bear responsibility for the workers’ compensation claims of approximately 500 Remedy employees who were covered by the now defunct Reliance National Insurance Company. In fiscal year 2004, the Company reserved $5,877 in the event the Company did not prevail. However, despite the positive outcome, CIGA continues to make challenges on individual cases at the workers’ compensation judicial level and as a result the Company has not reversed the $5,877 reserve established in fiscal year 2004 (See Item 3. Legal Proceedings).
      With long-term positive prospects, the staffing industry has always been inherently difficult to forecast due to its dependence on economic factors and the strength of the labor market. However, the Company continues to use a forecasting tool developed jointly with the A. Gary Anderson Center for Economic Research at Chapman University. The Quarterly Labor Forecast Report, which is based upon Bureau of Labor Statistics (“BLS”) and other economic factors, helps to predict total demand for temporary labor.
      Taking advantage of its strong brand name and infrastructure, the Company believes it has positioned itself for profitable growth in fiscal year 2006. The Company’s long-term growth strategies include:

•	continuing to grow RemX® by leveraging existing infrastructure and selectively adding to the Company’s sales force;

•	focusing on attracting small to mid-sized accounts across the Company’s business units;

•	continuing to roll out the Company’s new higher margin specialty brand, Talent Magnet by Remedy®;

•	expanding upon the Company’s 78.5% increase in direct-hire revenue in 2005;

•	selectively growing the Company’s base business of light industrial clients now that we have successfully concluded the exiting of high risk, low margin accounts;

•	expanding the Company’s franchise model in select secondary markets; and

•	remaining vigilant in the Company’s efforts to identify additional cost cutting opportunities to add to those taken at the end of fiscal 2005.
      The following table sets forth for the last five fiscal years, the number of Company-owned, traditional and licensed franchise offices and associated revenues. For traditional franchised offices, Company revenues are limited to the royalties revenues earned on gross billings. Average revenues per office are computed by dividing the relevant revenues by the number of related offices. The Company’s long-term revenue growth depends in part upon its ability to continue to attract new clients, retain existing clients, open new Company-owned and licensee offices, as well as its ability to enhance the sales of existing offices beyond historical levels.

	For the Fiscal Years Ended

	2005	2004	2003	2002	2001

Company-Owned Offices
Number of offices	131	130	116	126	117
Average hours billed per office	166,510	190,974	193,492	168,258	204,782
Total revenue	$320,322	$341,691	$300,070	$267,207	$288,396
Average revenue per office	$2,445	$2,628	$2,587	$2,121	$2,465
Traditional Franchise Offices
Number of offices	11	10	13	14	17
Average hours billed per office	129,600	167,724	124,696	137,904	180,973
Total billings	$22,073	$23,846	$23,255	$26,776	$40,420
Average billings per office	$2,007	$2,385	$1,789	$1,913	$2,378
Royalties revenues and initial franchise fees	$1,439	$1,538	$1,633	$1,743	$2,591
Licensed Franchise Offices
Number of offices	96	98	109	126	156
Average hours billed per office	140,588	128,365	125,072	115,617	106,185
Total revenue	$192,513	$176,699	$180,262	$195,588	$228,236
Average revenue per office	$2,005	$1,803	$1,654	$1,552	$1,463
Total Offices	238	238	238	266	290
Average Hours Billed Per Office	154,348	164,217	158,399	141,726	150,348
Total Company Revenues	$514,274	$519,928	$481,965	$464,538	$519,223
Consolidated Results of Operations

Fiscal year 2005 Compared to Fiscal year 2004

Revenue

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004	$ Change	% Change

Company-owned office revenues	$320,322	$341,691	$(21,369)	(6.3)%
Licensed franchise revenues	192,513	176,699	15,814	8.9%
Franchise royalties and initial franchise fees	1,439	1,538	(99)	(6.4)%

Total revenues	$514,274	$519,928	$(5,654)	(1.1)%

•	The mix between Company-owned, licensed franchise and traditional franchise royalty revenues shifted with Company-owned revenues accounting for 62.3% of total revenues for fiscal year 2005 down from 65.7% for fiscal year 2004. The decline in total revenues is primarily a result of management’s decision to eliminate approximately $35,000 of certain higher risk and lower margin business, principally in California, that did not meet the Company’s strategic directives.

•	Company-owned revenues decreased 6.3% to $320,322 in fiscal year 2005 from $341,691 in fiscal year 2004. Fiscal year 2005 consisted of 52 weeks as compared to 53 weeks in fiscal year 2004. Exclusive of the extra week, Company-owned revenues decreased $13,618. Revenues from the Company’s RemX® specialty staffing business unit increased $16,726 to $45,679 for fiscal year 2005 from $28,953 for fiscal year 2004.

•	Licensed franchise revenues increased $15,814 in fiscal year 2005 as a result of revenue from new and existing clients. Exclusive of the extra week in 2004, licensed franchise revenues increased $19,465.

•	The Company’s focus on smaller retail and mid-sized clients during fiscal year 2005 continued to contribute to the Company’s improved margins. Our initiative to concentrate on client accounts that spend less than $5,000 annually on temporary staffing services continues to provide tangible returns to the Company. In fiscal year 2005, the number of small and mid-size accounts we serve grew approximately 3% over the prior year, and accounted for approximately 75% of our total volume, versus approximately 72% in fiscal year 2004.

•	The continued increase in the revenues generated from the RemX® business unit and direct-hire services is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

Cost of Revenues

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004	$ Change	% Change

Cost of Company-owned office revenues	$256,901	$286,158	$(29,257)	(10.2)%
Cost of licensed franchise revenues	153,721	141,224	12,497	8.8

Total cost of revenues	$410,622	$427,382	$(16,760)	(3.9)%

•	Total cost of Company-owned licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 79.8% and 82.2% for fiscal years 2005 and 2004, respectively. The 2.4 percentage point improvement is attributable to a number of factors, including our revenue mix, which included greater contributions from the direct-hire activity of the specialty segment, as well as, temporary business from our RemX® business unit, along with a generally better pricing environment and a 14% reduction in workers’ compensation costs.

•	Correspondingly, overall consolidated gross profit increased 12.0% to $103,652 in fiscal year 2005 from $92,546 in fiscal year 2004. Gross margin improved to 20.2% as compared to 17.8% for fiscal year 2004 and was primarily attributable to improved mix and pricing which helped contribute 1.0 percentage point to the increase; the strength of our direct-hire business accounted for approximately 0.8 percentage points; and lower workers’ compensation costs represented about 0.6 percentage points. State unemployment insurance costs represented 3.1% and 2.7% of total cost of revenue for fiscal years 2005 and 2004, respectively.

•	The decrease in cost of Company-owned revenues (or 3.5 percentage point increase in Company-owned office gross margin) is primarily attributable to improved mix in pricing, which helped achieve a 1.5 percentage points improvement to margin. An adjustment in workers compensation expense had a 0.7 percentage point positive impact. A $5,028 increase in direct-hire revenues contributed 1.3 percentage points to the improved margins. All contributed to the improvement in Company-owned gross margin of 19.8% for fiscal year 2005 as compared to 16.3% for fiscal year 2004.

•	The increase in cost of licensed franchise revenues is consistent with the 8.9% increase in licensed franchise revenue.

Operating Expenses

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004	$ Change	% Change

Licensees’ share of gross profit	$26,282	$23,818	$2,464	10.3%
Selling and administrative expenses	76,245	71,251	4,994	7.0
CIGA litigation costs	315	6,080	(5,765)	(94.8)
Depreciation and amortization	5,133	5,844	(711)	(12.2)

Total operating expenses	$107,975	$106,993	$(982)	(0.9)%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The increase in licensees’ share of gross profit is consistent with the increase in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 67.8% for fiscal year 2005 as compared to 67.1% for fiscal year 2004 and primarily resulted from certain large franchisees renewing their licensed franchise agreements during the year, which incorporated certain revenue thresholds, resulting in higher gross profit payouts to the licensees, as well as an increase in direct hire revenue.
      The following table summarizes the significant changes in selling and administrative expenses for fiscal year 2005 as compared to fiscal year 2004:

	Favorable (Unfavorable)

	Consolidated	RemX®	Other
	Change	Change	Offices*

Colleague salary and related taxes	$(2,889)	$(2,531)	$(358)
Profit sharing	(2,099)	(1,425)	(674)
Telephone and datalines	(486)	(142)	(344)
Professional fees	(422)	0	(422)
Bad debt	1,309	0	1,309
Other SG&A	(3)	(312)	309
Rent	(404)	(305)	(99)

Net change	$(4,994)	$(4,715)	$(279)

*	Other Offices category includes the corporate office

•	Selling and administrative expenses as a percentage of total revenues were 14.8% for fiscal year 2005 compared to 13.7% for fiscal year 2004. The largest factor contributing to the net increase was a $3,956 increase in colleague salaries and profit sharing due to the Company’s expansion of the RemX® specialty staffing business unit, somewhat offset by recoveries of bad debt expense. Professional fees increased over the prior year due to the impact of the requirements of Sarbanes-Oxley.

•	Fiscal year 2004 was impacted by a charge of $5,877 for the costs of indemnifying certain clients for losses they may suffer as a result of the Court of Appeal’s October 2004 CIGA decision. The Company’s CIGA litigation cost at October 2, 2005 and October 3, 2004 were $315 and $203, respectively (See Item 3. Legal Proceedings).

•	The decrease in depreciation and amortization for fiscal year 2005 as compared to fiscal year 2004 is due to an increase in fully depreciated fixed assets.

      Loss from operations decreased $10,124 to an operating loss of $4,323 for fiscal year 2005 from an operating loss of $14,447 for fiscal year 2004. Excluding the one time CIGA charge in fiscal year 2004 of $5,877, operating loss was reduced by $4,247 in fiscal year 2005. This resulted from improved gross profits and decreased depreciation and amortization.
      An income tax provision of $991 was recorded in fiscal year 2005 as compared to an income tax benefit of $323 for fiscal year 2004. The Company’s overall effective tax rate of 38.5% for fiscal year 2005 differs from the statutory rate as a result of the Company’s requirement to fully reserve its deferred tax assets due to previous book losses, that results in a tax provision which is substantially on a current tax liability basis. The $991 income tax provision relates to the Company’s tentative federal minimum tax liability as well as the Company’s state and foreign income tax liabilities for the current fiscal year. Even though the Company experienced a loss for book purposes during fiscal 2005, certain expenses are non-deductible for income tax purposes resulting in taxable income. As a result of the full valuation allowance applied against our deferred tax assets, the deferred income tax benefit associated with these temporary differences is not being recorded. Therefore, the only component recorded in fiscal 2005 is the current income tax provision of $991. The effective tax rate of (2.5%) for fiscal year 2004 differs from the statutory rate due primarily to the current period valuation allowance against the deferred tax assets. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

Fiscal year 2004 Compared to Fiscal year 2003

Revenue

	For the Fiscal
	Years Ended

	October 3,	September 28,
	2004	2003	$ Change	% Change

Company-owned office revenues	$341,691	$300,070	$41,621	13.9%
Licensed franchise revenues	176,699	180,262	(3,563)	(2.0)
Franchise royalties and initial franchise fees	1,538	1,633	(95)	(5.8)

Total revenues	$519,928	$481,965	$37,963	7.9%

•	The mix between Company-owned, licensed franchise and traditional franchise royalty revenues shifted with Company-owned revenues accounting for 65.7% of total revenues for fiscal year 2004 up from 62.3% for fiscal year 2003. This overall shift in business mix is consistent with the Company’s long-term strategy of buying strategic franchise offices and continuing to grow the RemX® business unit.

•	Company-owned revenue increased 13.9% to $341,691 in fiscal year 2004 from $300,070 in fiscal year 2003. Fiscal year 2004 consisted of 53 weeks as compared to 52 weeks in fiscal year 2003. The acquisition of two licensed franchises during the second and third quarters of fiscal year 2003 and a traditional franchise during the second quarter of fiscal year 2004 also contributed $19,419 to the increase in Company-owned (See Note 6 to the consolidated financial statement). The Company’s RemX® specialty staffing business unit increased $12,004 to $28,953 for fiscal year 2004 from $16,949 for fiscal year 2003; $2,645 of the increase in RemX® is attributable to the acquisition of the traditional franchise office during the second quarter of fiscal year 2004 as noted above. The Company also experienced increased revenue from the addition of several large new clients and increased revenue from existing clients.

•	The decrease in licensed franchise revenue is primarily related to the acquisitions of the licensed franchise offices as described above. The acquired offices generated licensed franchise revenue of $12,098 during fiscal year 2003 prior to the acquisition dates. The increased revenue from new and existing clients in fiscal year 2004 was offset by the reduction in licensed franchise revenues of $8,535.

•	The Company’s focus on smaller retail clients during fiscal year 2004 also contributed to the Company’s revenue growth and improved margins. The Company defines retail clients as clients with annual sales volume under $250 or clerical and RemX® clients with gross margin over 25.0% and light industrial clients with gross margin over 18.0%.

•	The Company’s investment-hire goal had a positive impact on the fiscal year 2004 revenue growth with the addition of 101 sales colleagues during the year representing a 68.7% increase in the Company’s sales force over the prior year.

•	The continued increase in the revenues generated from the RemX® division and direct-hire revenues is consistent with the Company’s long-term strategic plan to shift its overall business mix to higher margin services.

Cost of Revenues

	For the Fiscal
	Years Ended

	October 3,	September 28,
	2004	2003	$ Change	% Change

Cost of Company-owned office revenues	$286,158	$261,628	$24,530	9.4%
Cost of licensed franchise revenues	141,224	143,577	(2,353)	(1.6)

Total cost of revenues	$427,382	$405,205	$22,177	5.5%

•	Total cost of Company-owned and licensed franchise revenues consists of wages and other expenses related to temporary associates and as a percentage of revenues was 82.2% and 84.1% for fiscal years 2004 and 2003, respectively. The 5.5% increase in total cost of revenue is consistent with the growth in total revenue with a 1.9% improvement in gross margin.

•	The increase in cost of Company-owned revenues is consistent with the 13.9% increase in Company-owned revenue offset with significant improvements in gross margin despite an increase in the state unemployment insurance costs during fiscal year 2004. The Company experienced a decrease in workers’ compensation expense, which directly contributed to the improvement in Company-owned gross margin of 16.3% for fiscal year 2004 as compared to 12.8% for fiscal year 2003. The increase in gross margin is also attributable to the Company’s success in its efforts to increase markup (defined as the bill rate/wage rate) and the continued growth in the RemX® business unit, which traditionally generates higher gross margins.

•	The decrease in cost of licensed franchise revenues is consistent with the 2.0% decrease in licensed franchise revenue.

•	Overall consolidated gross margin improved to 17.8% as compared to 15.9% for fiscal year 2003 and was primarily attributable to the decrease in workers’ compensation expense from $33,197 in fiscal year 2003 to $27,944 in fiscal year 2004. Increases in the Company’s markup during fiscal year 2004, the continued growth in the RemX® business unit and increased revenues from retail customers also contributed to the improved gross margins in fiscal year 2004. The increase in gross margin was also enhanced with increases in direct hire revenues, whereby the Company earns a fee for placing an associate in a direct-hire position. The improvements in gross margin were partially offset by increases in state unemployment insurance costs. State unemployment insurance costs represented 2.7% and 1.5% of total cost of revenue for fiscal years 2004 and 2003, respectively.

Operating Expenses

	For the Fiscal
	Years Ended

	October 3,	September 28,
	2004	2003	$ Change	% Change

Licensees’ share of gross profit	$23,818	$24,431	$(613)	(2.5)%
Selling and administrative expenses	71,251	64,622	6,629	10.3
CIGA litigation costs	6,080	796	5,284	664.0
Depreciation and amortization	5,844	6,748	(904)	(13.4)

Total operating expenses	$106,993	$96,597	$10,396	10.8%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of gross profit generated by the licensed franchise operation. The decrease in licensees’ share of gross profit is consistent with the decrease in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit increased to 67.1% for fiscal year 2004 as compared to 66.6% for fiscal year 2003 and primarily resulted from certain large franchisees renewing their licensed franchise agreements during the year, which incorporated certain revenue thresholds, resulting in higher gross profit payouts to the licensees, as well as an increase in direct-hire revenue.
The following table summarizes the significant changes in selling and administrative expenses for fiscal year 2004 as compared to fiscal year 2003:

	Favorable (Unfavorable)

	Consolidated	RemX®	Other
	Change	Change	Offices*

Colleague salary and related taxes	$(6,840)	$(3,220)	$(3,620)
Colleague travel and business conferences	(434)	(168)	(266)
Royalty payments	(369)	—	(369)
Legal fees	(140)	3	(143)
Profit sharing	(94)	(652)	558
Other SG&A	157	(819)	976
Rent	1,091	(218)	1,309

Net change	$(6,629)	$(5,074)	$(1,555)

*	Other Offices category includes the corporate office

•	Selling and administrative expenses as a percentage of total revenues were 13.7% for fiscal year 2004 as compared to 13.4% for fiscal year 2003. The primary factor contributing to the net increase was a $6,840 increase in colleague salaries due to the Company’s sales force investment hire initiative and the expansion of the RemX® specialty staffing business unit, offset by a $1,091 decrease in rent expense resulting from the fiscal year 2003 office closures.

•	During the fourth quarter of fiscal year 2004, the Company recorded a $5,877 charge for the costs of indemnifying certain clients for losses they may suffer as a result of the Court of Appeal’s October 2004 decision. The Company’s CIGA litigation cost at October 3, 2004 and September 28, 2003 were $203 and $796, respectively (See Item 3. Legal Proceedings).

•	The decrease in depreciation and amortization for fiscal year 2004 as compared to fiscal year 2003 is due to a $985 amortization charge resulting from a change in accounting estimate related to the useful life of certain capitalized software costs during the fourth quarter of fiscal year 2003. Additionally, the decrease resulted from an increase in fully depreciated fixed assets at October 3, 2004 as compared to September 28, 2003. The decrease in depreciation and amortization in fiscal year 2004 was offset by the incremental amortization expense from identifiable intangible assets resulting from the franchise acquisition during the second quarter of fiscal year 2004 (See Note 6 to the consolidated financial statement).

      Loss from operations decreased $5,390 to an operating loss of $14,447 for fiscal year 2004 from an operating loss of $19,837 for fiscal year 2003. Reduction in the Company’s operating loss is due to the increase in direct revenues in conjunction with gross margin improvement; the decrease in depreciation and amortization also contributed to the improved operating profits.
      An income tax benefit of $323 was recorded in fiscal year 2004 as compared to an income tax provision of $6,646 for fiscal year 2003. The Company’s overall effective tax rate of (2.5)% for fiscal year 2004 differs from the statutory rate due primarily to the current period valuation allowance against the deferred tax asset. The effective tax rate of 29.4% for fiscal year 2003 differs from the statutory rate due to the effect of the valuation allowance recorded against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.
Segment Information
      Subsequent to the fiscal year ended October 2, 2005, the Company has started analyzing its business in two segments: Commercial and Specialty. In turn, these segments provide services to the Industrial, Clerical, Professional and Information Technology business sectors. The Company’s reportable segments have been determined based on the nature of the services offered to clients and are comprised of the following. The Specialty segment includes the Talent Magnet® and RemX® business units. The Commercial segment includes Light Industrial and Clerical Services (including Company owned, Licensed and Franchised). The reportable segments are each managed separately due to the nature of the services. The supporting offices are organized into eight divisions; managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Company-owned offices are organized into different matrices based upon geographic location and/or service offerings. Each matrix has an office manager who is accountable for the day-to-day operations and profitability of the offices within that matrix. All segment revenues are derived from external customers. Segment income is defined as total revenues less cost of Company-owned office revenues, cost of licensed franchise revenues and licensees’ share of gross profit less allocated expenses, but exclusive of unallocated expenses, which consist of corporate, depreciation and amortization, interest income and other expenses.
      Revenues, gross margin and segment income (loss) for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003 are presented below.
Commercial
      Consisting of 61 Company-owned light industrial focused offices and all 107 independently managed offices, the Commercial staffing segment comprises approximately 80% of the total company revenues. This segment is generally defined by traditional, multi-service staffing of larger volume clients, with less than 20% gross margins. The largest markets serviced include manufacturing of rubber and plastics, food and kindred products, electronic equipment and components, chemicals and printing.

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,	Change
	2005	2004	2003	2005-2004		2004-2003

Revenue	$409,979	$425,149	$394,929	(3.6)%		7.7%
Gross Margin	17.5%	16.3%	14.5%	1.2	pp	1.8	pp
Segment Income	$24,728	$17,524	$12,012	41.1%		45.9%

Fiscal year 2005 Compared to Fiscal year 2004
      Fiscal year 2005 consisted of 52 weeks compared to 53 weeks in fiscal year 2004. In fiscal year 2005, net revenue decreased approximately $15,170 from fiscal year 2004, reflecting the additional week in fiscal year 2004 and the impact of selectively reducing higher risk and lower margin business within the Company owned light industrial business unit of the segment, particularly in California, partially offset by new business mainly from the licensee division. The results have continued to improved margins and segment income.

Fiscal year 2004 Compared to Fiscal year 2003
      Fiscal year 2004 consisted of 53 weeks compared to 52 weeks in fiscal year 2003. This segment also experienced increased revenue from the addition of several large new clients and increased revenue from existing clients.
Specialty
      Consisting of 33 Company-owned Talent Magnet focused offices and all 37 RemX® offices, the Specialty segment represents approximately 20% of the total Company’s revenues. The largest markets serviced include business services, depository institutions, and wholesale trade — durable and non-durable goods.

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,	Change
	2005	2004	2003	2005-2004		2004-2003

Revenues	$104,295	$94,778	$87,036	10.0%		8.9%
Gross Margin	30.8%	24.6%	22.2%	6.2	pp	2.4	pp
Segment Income (Loss)	$808	$(1,536)	$(209)	152.6%		(634.9)%

Fiscal year 2005 Compared to Fiscal year 2004
      Fiscal year 2005 consisted of 52 weeks compared to 53 weeks in fiscal year 2004. In fiscal year 2005, net revenue increased $9,517 due to a 57.8% growth from RemX®. RemX® alone represents 8.9% of the total Company volume, up 3.3 percentage points from a year earlier. In addition, direct-hire revenues originating from this business unit nearly doubled. Partially offsetting this is the impact of closing under-performing offices in preparation for organizing the start up of the Talent Magnet business unit.

Fiscal year 2004 Compared to Fiscal year 2003
      Fiscal year 2004 consisted of 53 weeks compared to 52 weeks in fiscal year 2003. The segment’s growth was almost entirely attributable to the RemX® business unit.

      The following table reconciles segment income from the Company’s Commercial and Specialty segments to consolidated net loss for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003:

	For the Fiscal Years Ended

	2005	2004	2003

Segment income
Total income for reportable segments	$25,536	$15,988	$11,803
Unallocated amounts:
Corporate and other expenses	(25,993)	(25,350)	(26,033)
Depreciation and amortization	(3,866)	(5,085)	(5,607)
Interest income	1,394	1,010	998
Interest expense	(677)	(413)	(434)
Other, net	1,029	735	731
(Provision for) benefit from income taxes	(991)	323	(8,280)
Cumulative effect of adoption of a new accounting standard, net of income taxes of $1,634	—	—	(2,421)

Net loss	$(3,568)	$(12,792)	$(29,243)

Liquidity and Capital Resources
      The Company’s balance sheet includes $51,306 in cash and cash equivalents and investments as of October 2, 2005 (including restricted cash and investments discussed below) and the Company continues to have no debt, although letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information systems initiatives and select office openings) and franchise acquisitions.
      Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized below:

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004

Cash provided by (used in):
Operating activities	$6,296	$(495)
Investing activities	11,282	(5,885)
Financing activities	176	193
Effect of exchange rate changes on cash	125	26

Net increase (decrease) in cash and cash equivalents	17,879	(6,161)
Cash and cash equivalents at beginning of period	7,075	13,236

Cash and cash equivalents at end of period	$24,954	$7,075

•	Cash flows from operating activities, compared to the preceding year, were primarily impacted by lower net loss, the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments.

•	Cash provided by investing activities is primarily related to the Company’s investment portfolio, which includes highly rated debt securities with various maturity dates through fiscal year 2008. During the second quarter of fiscal year 2004, the Company used $16,000 in cash to collateralize its $40,000 line of credit as required by its credit facility (See Note 4 to the consolidated financial statements). As of December 1, 2004, under the Company’s new Credit Agreement, the Company is no longer required to maintain the $16,000 collateralization of its line of credit and accordingly, the certificate of deposit has been reclassified within cash and cash equivalents in the consolidated balance sheets. Net cash outflows related to available-for-sale investments were $10,661 during fiscal year 2005 as compared to $2,133 of net cash inflows in fiscal year 2004. Cash used for purchases of fixed assets, including information systems development costs, was $3,345 for fiscal year 2005 and $3,365 for fiscal year 2004. The Company continues to invest in computer-based technologies and select office openings and anticipates approximately $3,500 in related capital expenditures for fiscal year 2006.

•	Cash provided by financing activities is primarily a result of shares of the Company’s Class A Common Stock issued through the Employee Stock Purchase Plan.

      Cash and cash equivalents increased $17,879 in fiscal year 2005 from fiscal year 2004 as a result of the Company’s improved operating activities and cash provided by investing activities primarily related to the proceeds received from the maturity of a $16,000 certificate of deposit that was required as collateral under its prior credit facility (See additional discussion below regarding the Company’s credit facility).
      The Company provides workers’ compensation insurance to its temporary associates and colleagues (See Note 3 to the consolidated financial statements). The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts are $38,281 and $36,449 at October 2, 2005 and October 3, 2004, respectively. The Company recorded $11,974 and $12,359 as current and $26,307 and $24,090 as non-current at October 2, 2005 and October 3, 2004, respectively. The Company also has an aggregate $2,552 and $2,677 current liability recorded at October 2, 2005 and October 3, 2004, respectively, for amounts due to various state funds related to workers’ compensation.
      The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $36,538, $34,661 and $21,911 as of October 2, 2005, October 3, 2004 and September 28, 2003, respectively.
      The Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America was effective December 1, 2004. The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date, on December 1, 2006. The Credit Agreement bears interest on outstanding borrowings equal to LIBOR plus 1.75% to 2.75% based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% or 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at October 2, 2005. The Company has no borrowings outstanding as of each of the three fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, respectively.
      At October 2, 2005, the Company had $9,867 available under the line of credit. The Company believes that this amount plus the letter of credit reductions for previous year programs and the new Credit Agreement described above will be sufficient for the new insurance policy.

      The following table summarizes the letters of credit and pledged cash and securities at October 2, 2005 and October 3, 2004:

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004

Collateralized certificate of deposit related to bank agreement	$—	$16,000
Deferred compensation investments	3,771	3,161

Total restricted investments — current	$3,771	$19,161

Pledged cash and securities related to workers compensation polices	$21,889	$21,925

Total restricted cash and investments — long-term	$21,889	$21,925

Letters of credit	$36,538	$34,661

      From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and is currently in liquidation. The Company is in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open California claims under the Reliance workers’ compensation program. During the fourth quarter of fiscal year 2004, the Company recorded a $5,877 charge for the costs of indemnifying certain clients for losses they may suffer as a result of the Court of Appeal’s October 2004 decision (See Part I, Item 3, Legal Proceedings and Note 8 to the consolidated financial statements). This estimate is subject to change.
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
      On November 18, 2003, the Company was notified by the State of California Employment Development Department that the Company allegedly underpaid its state unemployment insurance by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on preliminary evaluations and on advice of its outside counsel, the Company believes that its methodology in calculating its state unemployment insurance is in compliance with all applicable laws and regulations. As of October 2, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters (See Note 8 to the consolidated financial statements).
      From time to time, the Company may selectively purchase licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions. The Company may continue evaluating certain strategic acquisitions which may have an impact on liquidity depending on the size of the acquisition.
      The Company believes that its current and expected levels of working capital of $55,762 and line of credit are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. Should it be necessary, the Company may issue securities under its effective Form S-3.

Off-Balance Sheet Arrangements
      The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Contractual Obligations
      The Company has no significant contractual obligations not fully recorded in the consolidated balance sheets or fully disclosed in the Notes to the consolidated financial statements.
      As of October 2, 2005, the Company’s contractual obligations included:

	Contractual Obligations Payment Due by Period

		Fiscal	Fiscal	Fiscal
	Total	2006	2007-2008	2009-2010	Thereafter

Operating Leases	$14,630	$4,353	$6,502	$3,768	$7
Capital Leases	168	35	70	63	—
Workers’ Compensation*	38,281	11,974	10,822	3,308	12,177

Total	$53,079	$16,362	$17,394	$7,139	$12,184

*	Estimated obligation is based upon actuarial analysis and represents the remaining deductible liability under the Company’s current workers’ compensation contracts. This amount excludes $2,552 of amounts due to various state funds related to workers’ compensation.
      On January 12, 2004 (the “closing date”), the Company completed the acquisition of one of its traditional franchise operations consisting of two offices in Texas for $1,800. At the closing date, the Company paid $1,443 in cash ($57 in net amounts owed to the Company by the franchisee were deducted from the cash payment). The remaining $300 will be paid in cash two years from the closing date. Of the total purchase price, $702 was allocated to goodwill. Additionally, $1,100 was allocated to amortizable intangible assets consisting of $610, $370, and $120 for the franchise rights, client relationships and non-competition agreements, respectively, and is being amortized over the estimated useful lives of 6.5 years, 3.5 years and 5.0 years, respectively. The Asset Purchase Agreement includes provisions for contingent payments for the three years subsequent to the closing date and is based upon performance targets related to increases in EBITDA over the prior year. Contingent payments will be accounted for as an increase to the purchase price and recorded as goodwill. To date no contingent payments were required.
      During March and April of fiscal year 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and purchased assets of a smaller licensed franchise in Texas consisting of one office, respectively. The Stock Purchase Agreement for this acquisition includes a provision for contingent payments for the two years subsequent to December 29, 2002. The contingent payments are based upon performance targets related to increases in the Tennessee offices’ EBITDA over the prior year. The Company was not required to make a payment for the twelve months ended December 28, 2003. A contingent payment was required at December 31, 2004 of $875, which increased the purchase price and was recorded as goodwill in the Company’s consolidated financial statements. Additionally, the Company is required to pay monthly royalties to the prior franchisee based upon revenues of a certain client of the acquired office for as long as Remedy services that client. The Company paid $681 and $836 royalty payments which are included in selling and administrative expenses in the accompanying consolidated statements of operations for fiscal years 2005 and 2004, respectively (See Note 6 to the consolidated financial statements).
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
      Revenue Recognition — The Company generates revenue from the sale of temporary staffing and direct hire services by its Company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Direct hire revenues are recognized when the direct hire candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed for the Company’s direct hire guarantee period, typically 30-100 days and have historically been insignificant to the Company’s overall results of operations.
      The Company accounts for the revenues and the related direct costs of its franchise arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on the behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the income statement, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchised agreement, the franchisee has the direct contractual relationship with clients, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its income statement and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements the Company has the direct contractual relationship with clients, holds title to the related customer receivables and is the legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).
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
      Goodwill and Other Intangible Assets — Effective the first quarter of fiscal year 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets that are not amortized. SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually or if events or circumstances change that may reduce the fair value of the reporting unit below its book value. Reporting units are determined based on geographic groupings of Company-owned offices. Intangible assets with finite lives continue to be amortized over their estimated useful lives. In connection with the initial impairment test upon adoption, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies considered included analyses of discounted cash flows at the reporting unit level, guidelines for publicly traded company multiples and comparable transactions. As a result of these impairment tests, the Company recorded a non-cash charge of $2,421, net of income taxes of $1,634, to reduce the carrying value of the goodwill to its implied fair value. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statements of operations for the fiscal year ended September 28, 2003. The Company performs its annual impairment test at the end of each fiscal year.
      Other Long-Lived Assets — Effective the first quarter of fiscal year 2003, the Company adopted SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets. In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets including intangible assets subject to amortization, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When it determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. The Company recorded $781 of asset impairment charges related to capitalized software for fiscal year 2003, of which $477 is included in depreciation and amortization and $304 is included in selling and administrative expense. In fiscal years 2004 and 2005, the Company wrote-off approximately $112 and $234 of assets that could no longer be utilized. This charge is included in depreciation and amortization in the accompanying consolidated statements of operations (See Note 1 to the consolidated financial statements).
      Income Taxes — In preparing the Company’s consolidated financial statements, management estimates the Company’s income taxes in each of the taxing jurisdictions in which it operates. This includes estimating the Company’s actual current tax expense together with any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. As a result of a recent successful claim for refund related to Work Opportunity Tax Credits taken for fiscal year 2000, the Company filed similar claims for refunds for fiscal years 2001 through 2003 which are currently under review by the Internal Revenue Service. The Company has not recognized tax benefits related to such claims at this time due to uncertainties that currently exist. However, in the event that the claims are granted in the future in full, cash refunds of $43 and additional tax credit carryforwards of $3,366 could exist. Presently, it is estimated that the tax credit carryforwards would generally create a deferred tax asset with a full valuation allowance.
      Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003; however, continued market softness and significant increases in workers’ compensation costs resulted in significant losses in fiscal years 2003 and 2004 with the losses narrowing in fiscal year 2005.
      As a result of the Company’s recent cumulative losses, management concluded that a full valuation allowance of $25,890, $22,516 and $16,879 against the deferred tax assets was appropriate as of the end of fiscal years 2005, 2004 and 2003, respectively. While the Company expects to be profitable in fiscal year 2006 and beyond, in view of the recent losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines that a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.
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
New Accounting Standards
      In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3 (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption in fiscal 2007 will have a material impact on its consolidated results of operations or financial position.
      In March 2005, the SEC issued guidance on FASB SFAS 123(R), Share-Based Payments (“SFAS No. 123R”). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.
      In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for the Company). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company expects to adopt SFAS No. 123R in its first quarter of fiscal year 2006 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS No. 153, but does not expect it to have a material impact on its consolidated results of operation or financial position.
      In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not expect to apply this provision based upon its preliminary evaluation.
      In June, 2005 the Emerging Issues Task Force (EITF) issued No. 05-06, Determining the Amortization Period of Leasehold Improvements or Acquired in a Business Combination (“EITF No. 05-06”). EITF No. 05-06 provides that the amortization period for lease hold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EITF No. 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.
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
      Interest rate risk. The interest rate payable on the Company’s outstanding borrowing is at the Company’s discretion, either the Bank of America’s “prime rate” plus 0.0% or 0.5% (depending on the Company’s EBITDA) or LIBOR plus 1.75% to 2.75% (depending on the Company’s EBITDA) and is paid monthly. The Company is required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% or 1.50% per annum on outstanding letters of credit based on a pricing matrix.

      In addition, the Company has approximately $22,108 and $15,357 in fixed rate investments consisting of U.S. government securities as of October 2, 2005 and October 3, 2004, respectively. The fixed rate securities mature throughout fiscal year 2007 and have an average weighted interest rate of 2.5%.
      Equity price risk. The Company holds investments in various marketable available-for-sale and trading securities which are subject to price risk. The fair market value of such investments as of October 2, 2005 and October 3, 2004 was $3,839 and $3,227, respectively. The potential change in fair market value of these investments, assuming a 10% change in prices would have been an increase or decrease of $384 and $1,923, respectively.
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
Evaluation of Disclosure Controls and Procedures
      As of October 2, 2005, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
      Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 2, 2005.
      The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information as to the officers of the Company required by this item is set forth at the end of Part I of this report under the caption “Executive Officers of the Registrant.” Information as to the Board of Directors of the Company required by this item is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Proposal 1 — Election of Directors.” Information as to the Company’s reporting persons’ compliance with Section 16(a) of the Exchange Act, required by this item, is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance.” Information as to the Audit Committee of the Company required by this item is incorporated by reference from the portion of the Company’s definitive Proxy Statement under the caption “Board Committees and Meetings” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s 2006 Annual Meeting of Shareholders.
      The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. This code of ethics is posted on the Company website at www.remedytemp.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Company’s Code of Ethics that apply, by posting such information on the Company’s website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investor Relations, RemedyTemp, Inc. 101 Enterprise, Aliso Viejo, California 92656.

Item 11.	Executive Compensation
      Information as to Executive Compensation required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Executive Compensation and Other Information,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters
      Information as to Security Ownership of Certain Beneficial Owners and Management and Related Shareholder matters required by this item is incorporated by reference from the Company’s definitive Proxy

Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s 2006 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions
      Information as to Certain Relationships and Related Transactions required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Certain Transactions,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s 2006 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services
      Information as to Principal Accounting Fees and Services required by this item is incorporated by reference from the Company’s definitive Proxy Statement, under the caption “Independent Registered Public Accounting Firm for Fiscal years 2005 and 2004,” to be filed with the Commission pursuant to Regulation 14A under the Exchange Act and mailed to the Company’s shareholders prior to the Company’s 2006 Annual Meeting of Shareholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements.

(1)	Consolidated Financial Statements filed as part of this Report are set forth in the “Index to Consolidated Financial Statements” on page F-1 of this Report.

(2)	Financial Statement Schedule filed as part of this report is set forth in the “Index to Consolidated Financial Statements” on page F-1 of this report.
      (b) Exhibits
      The following Exhibits are filed as part of this Report:

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company(a)
3.2	Amended and Restated Bylaws of the Company(e)
4.1	Specimen Stock Certificate(a)
4.2	Shareholder Rights Agreement(a)
10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)
10.2	*Paul W. Mikos Employment Agreement, as amended(g)
10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)
10.7	*Deferred Compensation Agreement for Alan M. Purdy(a)
10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers(a)
10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (effective as of January 1, 2005)
10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (effective as of September 26, 2005)(z)
10.13	Form of Franchising Agreement for Licensed Offices(k)
10.14	Form of Franchising Agreement for Franchised Offices(a)

Exhibit
No.	Description

10.15	Form of Licensing Agreement for IntelliSearch(a)
10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy(b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)
10.22	*RemedyTemp, Inc. Deferred Compensation Plan (effective as of January 1, 2005)
10.23	*Amended and Restated Employment Agreement for Greg Palmer(m)
10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (effective as of January 1, 2005)
10.25	Form of Licensing Agreement for i/Search 2000®(e)
10.27	*Paul W. Mikos Severance Agreement and General Release(j)
10.28	*Gunnar B. Gooding Employment and Severance Letter(l)
10.29	*Cosmas N. Lykos Employment and Severance Letter(l)
10.30	*Alan M. Purdy Retirement Agreement and General Release(n)
10.31	*Monty Houdeshell Employment Letter(o)
10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(q)
10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)
10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement(u)
10.39	*Short-term Incentive Bonus Plan for Fiscal 2005(v)
10.40	*Amended Agreement with Janet Hawkins(w)
10.41	*Deferred Compensation Plan for Greg Palmer
10.42	*Form of Change in Control Severance Agreement(x)
10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer(y)
10.44	*Short-Term Incentive Bonus Plan for Fiscal 2006(aa)
10.45	*Form of Lock-Up Agreement with certain executive officers(bb)
10.46	Summary of Compensation Arrangements for Named Executive Officers and Directors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Administrative Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer and Chief Administrative Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.

(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.

(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005.

(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.

(x)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(y)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(z)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 27, 2005.

(aa)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on September 23, 2005.

(bb)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDYTEMP, INC.

/s/ Greg D. Palmer

Greg D. Palmer
President and Chief Executive Officer
December 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg D. Palmer Greg D. Palmer	President and Chief Executive Officer	December 16, 2005

/s/ Paul W. Mikos Paul W. Mikos	Chairman of the Board of Directors	December 16, 2005

/s/ Robert E. McDonough Robert E. McDonough, Sr.	Vice-Chairman of the Board of Directors	December 16, 2005

/s/ Monty A. Houdeshell Monty A. Houdeshell	Senior Vice President and Chief Administrative Officer (Principal Financial Officer)	December 16, 2005

/s/ John D. Swancoat John D. Swancoat	Vice President and Controller (Principal Accounting Officer)	December 16, 2005

/s/ William D. Cvengros William D. Cvengros	Director	December 16, 2005

/s/ Gary Brahm Gary Brahm	Director	December 16, 2005

/s/ Robert A. Elliott Robert A. Elliott	Director	December 16, 2005

/s/ Mary George Mary George	Director	December 16, 2005

/s/ J. Michael Hagan J. Michael Hagan	Director	December 16, 2005

/s/ John B. Zaepfel John B. Zaepfel	Director	December 16, 2005

REMEDYTEMP, INC.
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of RemedyTemp, Inc.
      We have completed an integrated audit of RemedyTemp, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 2, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of RemedyTemp, Inc. and its subsidiaries at October 2, 2005 and October 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 2, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Orange County, California
December 15, 2005

REMEDYTEMP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 2,	October 3,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$24,954	$7,075
Investments	692	339
Restricted investments (Note 1)	3,771	19,161
Accounts receivable, net of allowance for doubtful accounts of $905 and $2,984, respectively	60,787	63,152
Prepaid expenses and other current assets	7,406	6,517
Prepaid workers’ compensation insurance	2,396	2,396
Current income taxes (Note 5)	—	160

Total current assets	100,006	98,800

Fixed assets, net (Note 2)	9,696	10,589
Restricted cash and investments (Note 1)	21,889	21,925
Other assets	279	330
Intangible assets, net of accumulated amortization of $1,244 and $700, respectively	1,730	2,274
Goodwill (Note 1)	4,483	3,703

Total Assets	$138,083	$137,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,275	$4,225
Accrued workers’ compensation, current portion (Note 3)	14,526	15,036
Accrued payroll, benefits and related costs	17,979	17,938
Accrued licensees’ share of gross profit	2,630	2,745
Other accrued expenses	7,834	3,899

Total current liabilities	44,244	43,843
Other liabilities (Note 3)	32,300	30,267

Total liabilities	76,544	74,110
Commitments and contingent liabilities (Note 8)
Shareholders’ equity (Note 11):
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,813 and 8,778 shares issued and outstanding at October 2, 2005 and October 3, 2004, respectively	88	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 798 and 800 shares issued and outstanding at October 2, 2005 and October 3, 2004, respectively	8	8
Additional paid-in capital	41,824	41,522
Unearned compensation	(2,382)	(3,737)
Accumulated other comprehensive loss	(129)	(68)
Retained earnings	22,130	25,698

Total shareholders’ equity	61,539	63,511

Total Liabilities and Shareholders’ Equity	$138,083	$137,621

See accompanying notes to consolidated financial statements.

REMEDYTEMP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	October 2,	October 3,	September 28,
	2005	2004	2003

Company-owned office revenues	$320,322	$341,691	$300,070
Licensed franchise revenues	192,513	176,699	180,262
Franchise royalties and initial franchise fees	1,439	1,538	1,633

Total revenues	514,274	519,928	481,965
Cost of Company-owned office revenues (exclusive of depreciation and amortization shown below)	256,901	286,158	261,628
Cost of licensed franchise revenues (exclusive of depreciation and amortization shown below)	153,721	141,224	143,577
Licensees’ share of gross profit	26,282	23,818	24,431
Selling and administrative expenses	76,245	71,251	64,622
CIGA litigation costs (Note 8)	315	6,080	796
Depreciation and amortization	5,133	5,844	6,748

Loss from operations	(4,323)	(14,447)	(19,837)
Other income and expense:
Interest expense	(677)	(413)	(434)
Interest income	1,394	1,010	998
Other, net	1,029	735	731

Loss before income taxes and cumulative effect of adoption of a new accounting standard	(2,577)	(13,115)	(18,542)
Provision for (benefit from) income taxes (Note 5)	991	(323)	8,280

Loss before cumulative effect of adoption of a new accounting standard	(3,568)	(12,792)	(26,822)
Cumulative effect of adoption of a new accounting standard, net of income tax benefit of $1,634	—	—	2,421

Net loss	$(3,568)	$(12,792)	$(29,243)

Loss per share — basic and diluted:
Loss per share before cumulative effect of adoption of a new accounting standard	$(0.39)	$(1.42)	$(2.98)
Cumulative effect per share of adoption of a new accounting standard, net of income taxes	—	—	(0.27)

Net loss per share	$(0.39)	$(1.42)	$(3.25)

Weighted average shares:
Basic	9,050	9,022	9,010

Diluted	9,050	9,022	9,010

See accompanying notes to consolidated financial statements.

REMEDYTEMP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid-In	Unearned	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	(Loss) Income	Total

	(Amounts in thousands)
Balance at September 29, 2002	8,142	$82	1,253	$13	$39,923	$(4,728)	$67,733	$(39)	$102,984
Activity of Employee Stock Purchase Plan	11				112				112
Conversion upon transfer to non-affiliates	359	4	(359)	(4)					—
Restricted stock grants	320	3			3,474	(3,477)			—
Forfeiture of restricted stock	(63)	(1)			(835)	836			—
Amortization of unearned compensation						1,338			1,338
Comprehensive loss:
Other comprehensive income:
Unrealized gain on marketable securities								152	152
Translation adjustment								21	21
Net loss							(29,243)		(29,243)

Comprehensive loss									(29,070)

Balance at September 28, 2003	8,769	88	894	9	42,674	(6,031)	38,490	134	75,364
Activity of Employee Stock Purchase Plan	19				185				185
Stock-based compensation	1				8				8
Conversion upon transfer to non-affiliates	94	1	(94)	(1)					—
Forfeiture of restricted stock	(105)	(1)			(1,345)	1,346			—
Amortization of unearned compensation						948			948
Comprehensive loss:
Other comprehensive (loss) income:
Unrealized loss on marketable securities								(228)	(228)
Translation adjustment								26	26
Net loss							(12,792)		(12,792)

Comprehensive loss									(12,994)

Balance at October 3, 2004	8,778	88	800	8	41,522	(3,737)	25,698	(68)	63,511
Activity of Employee Stock Purchase Plan	23				176				176
Stock-based compensation	10				126				126
Conversion upon transfer to non-affiliates	2		(2)						—
Amortization of unearned compensation						1,355			1,355
Comprehensive loss:
Other comprehensive (loss) income:
Unrealized loss on marketable securities								(186)	(186)
Translation adjustment								125	125
Net loss							(3,568)		(3,568)

Comprehensive loss									(3,629)

Balance at October 2, 2005	8,813	$88	798	$8	$41,824	$(2,382)	$22,130	$(129)	$61,539

See accompanying notes to consolidated financial statements.

REMEDYTEMP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 2,	October 3,	September 28,
	2005	2004	2003

	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(3,568)	$(12,792)	$(29,243)
Adjustments to reconcile net loss to net cash from operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	2,421
Depreciation and amortization	5,038	5,844	6,778
(Recovery of) provision for losses on accounts receivable	(95)	1,213	1,357
Stock-based compensation expense	1,427	1,054	1,459
Gain on sale of securities	(5)	(70)	(8)
Deferred income taxes	—	—	7,080
Other	90	—	725
Changes in assets and liabilities, net of purchase of franchises:
Trading investments	(610)	(507)	(862)
Accounts receivable	2,460	(3,771)	(227)
Prepaid expenses and other current assets	(1,007)	(2,484)	(934)
Other assets	51	1,004	701
Accounts payable	(2,950)	(595)	1,639
Other liabilities	1,407	3,182	15,809
Accrued CIGA litigation costs	—	5,877	—
Accrued payroll, benefits and related costs	41	408	3,743
Accrued licensees’ share of gross profit	(115)	514	(635)
Other accrued expenses	2,992	458	(407)
Income taxes payable	1,140	170	13

Net cash provided by (used in) operating activities	6,296	(495)	9,409

Cash flows from investing activities:
Purchase of fixed assets	(3,345)	(3,365)	(2,622)
Purchase of available-for-sale investments	(10,661)	(28,033)	(31,628)
Proceeds from maturity and sales of available-for-sale investments	10,128	43,396	26,499
Restricted cash and investments	16,035	(16,440)	(2,103)
Purchase of franchises	(875)	(1,443)	(3,763)

Net cash provided by (used in) investing activities	11,282	(5,885)	(13,617)

Cash flows from financing activities:
Proceeds from stock option activity	—	8	—
Proceeds from Employee Stock Purchase Plan activity	176	185	112

Net cash provided by financing activities	176	193	112

Effect of exchange rate changes in cash	125	26	21

Net increase (decrease) in cash and cash equivalents	17,879	(6,161)	(4,075)
Cash and cash equivalents at beginning of year	7,075	13,236	17,311

Cash and cash equivalents at end of year	$24,954	$7,075	$13,236

Other cash flow information:
Cash paid for interest	$628	$487	$348
Cash (refund) paid for income taxes, net	$(172)	$(512)	$445
See accompanying notes to consolidated financial statements.

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1.	Description of business and summary of significant accounting policies

Description of business
      RemedyTemp, Inc.’s (the “Company” or “Remedy”) principal business is providing temporary personnel to industrial, service and technology companies, professional organizations and governmental agencies nationwide.
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

Basis of presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal years
      The Company’s fiscal year includes 52 or 53 weeks, ending on the Sunday closest to September 30. Fiscal years 2005 and 2003 consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks. Fiscal year 2006 will consist of 52 weeks.

Revenue recognition
      The Company generates revenue from the sale of temporary staffing and direct-hire services by its Company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Direct-hire revenues are recognized when the direct-hire candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed for the Company’s direct-hire guarantee period, typically 30-100 days and have historically been insignificant to the Company’s overall results of operations.
      The Company follows the guidance of Emerging Issues Task Force (“EITF”) 99-19, Recording Revenue Gross as a Principal versus Net as an Agent, in the presentation of revenues and direct costs of revenues. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.
      The Company utilizes two types of franchise agreements referred to as “traditional” and “licensed.” Under the Company’s traditional franchised agreement, the franchisee has the direct contractual relationship with the clients, holds title to the related customer receivables and is the legal employer of the temporary

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Concentrations of credit risk and allowance for doubtful accounts
      The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs on-going credit evaluations of its clients and generally does not require collateral. Concentrations of credit risk are limited due to the large number of clients comprising the Company’s customer base and their dispersion across different business and geographic areas. Accounts receivable are carried at the amount estimated to be collectible. The Company maintains an allowance for probable losses based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of its clients’ financial strength and any other known factors impacting collectibility. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated; however, such losses have generally been within management’s expectations. There was a recovery of $95 in fiscal year 2005 and provision for losses on accounts receivable of $1,213 and $1,357 for fiscal years 2004 and 2003, respectively. Provision and recoveries are included in selling and administrative expenses in the accompanying consolidated statements of operations.

Use of estimates in the preparation of consolidated financial statements
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in the

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preparation of the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, deferred tax assets, estimates to assess the recoverability of long-lived assets, goodwill impairment and workers’ compensation reserves.

Fair value of financial instruments
      The carrying amounts of cash and cash equivalents, investments, restricted cash and investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The Company’s investments in equity securities are carried at fair value based upon available market information.

Foreign currency
      The reporting currency of the Company is the United States dollar. The functional currency of the Company’s subsidiary in Canada is the Canadian dollar. Balance sheet accounts denominated in the Canadian dollar (balances in Canadian dollars are not material) are translated at exchange rates as of the date of the balance sheet and statement of operations accounts are translated at average exchange rates for the fiscal year. Translation gains and losses are accumulated as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity.

Cash and cash equivalents
      For purposes of financial reporting, cash and cash equivalents represent highly liquid short-term investments with original maturities of less than 90 days.

Accounting for stock-based compensation
      The Company follows the disclosure-only provisions of Financial Accounting Standards Board of Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations.
      The following table illustrates the effect on net loss and net loss per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123, as amended:

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,
	2005	2004	2003

Net loss, as reported	$(3,568)	$(12,792)	$(29,243)
Deduct: total stock-based employee compensation expense determined under fair value based method	(934)	(494)	(425)

Net loss, as adjusted	$(4,502)	$(13,286)	$(29,668)

Basic and diluted net loss per share:
As reported	$(0.39)	$(1.42)	$(3.25)

As adjusted	$(0.50)	$(1.47)	$(3.29)

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components of stock-based compensation expense included in net loss:

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,
	2005	2004	2003

Restricted stock-based compensation expense	$1,355	$948	$1,338
Board of Directors stock-based compensation expense	71	106	120
Other stock-based compensation expense	1	—	1

Total	$1,427	$1,054	$1,459

      On September 26, 2005, the Compensation Committee of the Board of Directors of the Company accelerated the vesting of all of the Company’s unvested stock options awarded to officers and employees under the Company’s 1996 Stock Incentive Plan, which had a per share exercise price equal to or greater than $8.01, the closing price of the Company’s common stock on the Nasdaq National Market on September 26, 2005. As a result of the acceleration, options to acquire approximately 122 shares of the Company’s common stock became immediately exercisable. Options held by directors of the Company were not accelerated.
      In the case of executive officers of the Company, this accelerated vesting was conditioned on such optionee entering into a lock-up agreement (the “Lock-Up”) providing that the executive officer will not, subject to limited exceptions, sell, transfer or otherwise dispose of any shares acquired upon exercise of the accelerated portion of the option before that portion of the option would have otherwise vested under the terms of the grant or any severance, employment or other agreement. The stock options subject to the Lock-Up provision totaled 33 shares.
      The decision to accelerate the vesting of these options was based upon the fact that the Company is required to adopt SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), in the beginning of fiscal year 2006, which would require the Company to recognize the grant-date fair value of stock options issued to employees as an expense in the consolidated statements of operations. By accelerating the vesting of these options, the Company avoided the need to recognize future compensation expense of approximately $560 in the aggregate that would have otherwise been required under SFAS No. 123R to have been recorded over the remaining scheduled vesting period of the options starting with its adoption on October 3, 2005.

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
      The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the time of sale, the cost of mutual fund investments are determined using the average cost method and fixed income securities cost is based upon specific identification. All investments are carried at fair value. The following presents the classification of the Company’s investments (See Note 9, “Employee benefit plans” regarding the deferred compensation plan):

	October 2, 2005

		Gross
	Adjusted	Unrealized
	Cost	Losses	Fair Value

Available-for-sale investments:
U.S. government securities	$22,409	$(301)	$22,108
Mutual funds	68	—	68

Total available-for-sale investments	$22,477	$(301)	$22,176

Classified as:
Available-for-sale			$22,176
Trading (deferred compensation plan)			3,771
Cash and cash equivalents			405

Total			$26,352

Reported as:
Investments			$692
Restricted investments, short-term (deferred compensation plan)			3,771
Restricted cash and investments, long-term			21,889

Total			$26,352

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 3, 2004

		Gross
	Adjusted	Unrealized
	Cost	Losses	Fair Value

Available-for-sale investments:
U.S. government securities	$15,472	$(115)	$15,357
Auction rate securities	6,400	—	6,400
Mutual funds	66	—	66

Total available-for-sale investments	$21,938	$(115)	$21,823

Classified as:
Available-for-sale			$21,823
Trading (deferred compensation plan)			3,161
Cash and cash equivalents			441
Certificate of deposit			16,000

Total			$41,425

Reported as:
Investments			$339
Restricted investments, short-term			19,161
Restricted cash and investments, long-term			21,925

Total			$41,425

      At October 3, 2004, the $16,000 certificate of deposit was classified as a restricted investment in the consolidated balance sheets in compliance with collateralization requirements under the Company’s bank agreement. As of the second quarter of 2005, the Company is no longer required to maintain a $16,000 certificate of deposit as collateral and accordingly has included the amount within cash and cash equivalents.
      Unrealized gains and losses from available-for-sale securities are included in accumulated other comprehensive loss within shareholders’ equity. The following table presents the gross realized gains and losses related to the Company’s available-for-sale securities:

	October 2,	October 3,
	2005	2004

Gross realized gains	$5	$76
Gross realized losses	—	(5)

Total	$5	$71

      Holding gains (losses) on trading securities, are offset by the change in the deferred compensation liability. The following table presents the net holding gains (losses) related to the Company’s trading securities:

	October 2,	October 3,
	2005	2004

Net holding gains (losses)	$317	$193

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair value and gross unrealized losses related to the Company’s available-for-sale securities that have been in a continuous unrealized loss position at October 2, 2005:

	Less than 12 Months		Greater than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government securities	$7,892	$(76)	$14,216	$(225)	$22,108	$(301)
      The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At October 2, 2005, the Company believes that its investments are not impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk. The cost and estimated fair value of available-for-sale fixed income securities at October 2, 2005 and October 3, 2004, by contractual maturity, were as follows:

	October 2, 2005

	Cost Basis	Fair Value

Due within one year	$7,968	$7,892
Due after one year through 3 years	14,509	14,284

Total	$22,477	$22,176

	October 3, 2004

	Cost Basis	Fair Value

Due within one year	$6,400	$6,400
Due after one year through 3 years	15,538	15,423

Total	$21,938	$21,823

Fixed assets
      Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are three to five years for furniture and fixtures and computer equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the term of the lease.
      The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets, including intangible assets subject to amortization, used in operations when indicators of impairment, such as significant economic slowdowns in the industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using quoted market prices and/or discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets.
      During fiscal years 2005 and 2004, the Company wrote off approximately $112 and $234 of fixed assets that could no longer be utilized. This charge is included in depreciation and amortization in the accompanying consolidated statements of operations.
      The Company capitalizes the costs of purchased software or internal and external development costs for its internal-use information system in accordance with Statement of Position 98-1, Accounting for the Cost of

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, the Company commences amortization at the time the software is ready for its intended use. Amortization is determined using the straight-line method over the expected useful life of the software, usually between three and five years. These capitalized costs are included in fixed assets in the accompanying consolidated balance sheets. During fiscal year 2003, the Company wrote off approximately $304 of capitalized software that could no longer be utilized. This charge is included in selling and administrative expenses in the accompanying consolidated statements of operations. During the fourth quarter of fiscal year 2003, the Company changed the estimated useful life of the capitalized software used to manage sales and track client activities. The primary factor contributing to the change in the estimated useful life was that the software’s function was no longer consistent with the Company’s strategic plan and its offices were not fully utilizing the system. The Company discontinued use of the software in November 2003. The change in accounting estimate resulted in an additional amortization charge of approximately $985 and is included in depreciation and amortization in the accompanying consolidated statements of operations for the year ended September 28, 2003.
      Additionally, during the fourth quarter of fiscal year 2003, certain impairment indicators were present and the Company performed a review for impairment and determined that the estimated future cash flows from certain capitalized software development costs were less than their carrying amount and wrote off approximately $477. The primary impairment indicator was the change in the Company’s strategic focus to higher margin business. The impairment charge is included in depreciation and amortization in the accompanying consolidated statements of operations.

Goodwill and other intangible assets
      In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is tested for impairment at the reporting unit level on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist. Reporting units are determined based on geographic groupings of Company-owned offices. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
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

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the changes in the carrying value of the Company’s goodwill:

	October 2,	October 3,
	2005	2004

Beginning balance	$3,703	$3,030
Goodwill recorded in connection with purchase of franchise operations	—	700
Goodwill recorded in connection with contingent consideration earned	875	—
Other adjustments	(95)	(27)

Ending balance	$4,483	$3,703

      At October 2, 2005, goodwill consists of purchased franchise operations, which include operations in Texas, Tennessee, Michigan and Philadelphia. During fiscal year 2005, the Company closed its Willmington, Delaware office and recognized an impairment charge of $64. This office was closed as a result of non-performance. In addition, the Company turned over its Ohio reporting unit to a franchisee for future gross margin splits. The Company recognized an impairment charge of $31 during fiscal year 2005 related to the Ohio reporting unit.
      The following tables present details of the Company’s intangible assets:

	October 2, 2005

		Accumulated
	Gross	Amortization	Net

Franchise rights	$2,090	$(780)	$1,310
Client relationships	470	(254)	216
Non-competition agreements	414	(210)	204

Total	$2,974	$(1,244)	$1,730

	October 3, 2004

		Accumulated
	Gross	Amortization	Net

Franchise rights	$2,090	$(446)	$1,644
Client relationships	470	(120)	350
Non-competition agreements	414	(134)	280

Total	$2,974	$(700)	$2,274

      The weighted average amortization period is 6.3 years for franchise rights; 3.5 years for client relationships; and 5.0 years for non-competition agreements. Amortization expense related to other intangible assets was $544, $481 and $195 for fiscal years 2005, 2004 and 2003, respectively.
      The estimated future amortization expense of intangible assets as of October 2, 2005, is as follows:

2006	$542
2007	493
2008	379
2009	242
2010	74

Total	$1,730

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other income, net
      Other income, net consists primarily of late fees collected from clients on past due accounts receivable balances in the amounts of $697, $678 and $685 for the fiscal years 2005, 2004 and 2003, respectively.

Advertising costs
      The Company expenses advertising costs as incurred. Advertising expenses were $1,199, $1,071 and $931 for fiscal years 2005, 2004 and 2003, respectively.

Income taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Variable interest entities
      During the second quarter of fiscal year 2004 the Company adopted FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R provides the principles to consider in determining when variable interest entities (“VIE”) must be consolidated in the financial statements of the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46R requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary.
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

Reclassifications
      Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation. At April 3, 2005, the Company reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments for the current and all prior periods. Corresponding adjustments to the Consolidated Statement of Cash Flows for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003 of the Company have also been made to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for any period previously reported in the Consolidated Statements of Cash Flows, nor does it affect net income or loss for any period previously reported in the Consolidated Statements of Operations.

	As Reported			As Reclassified

	Cash and Cash			Cash and Cash
	Equivalents			Equivalents
	and Restricted	Restricted		and Restricted	Restricted
Fiscal Year Ended	Cash	Investments	Total	Cash	Investments	Total

2005	$—	$—	$—	$—	$—	$—
2004	6,400	—	6,400	457	5,943	6,400
2003	4,900	—	4,900	—	4,900	4,900

	As Reported			As Reclassified

			Net cash			Net Cash
	Restricted		Provided By	Restricted		Provided By
	Investment		(Used In)	Investment		(Used In)
			Investing			Investing
Fiscal Year Ended	Purchases	Maturities	Activities	Purchases	Maturities	Activities

2005	$—	$6,400	$11,282	$—	$6,400	$11,282
2004	1,500	—	(5,680)	6,400	4,900	(5,885)
2003	—	3,890	(22,415)	5,525	9,415	(13,617)

Segment Reporting
      At October 2, 2005, the Company has one reportable segment. All operational long-lived assets are located in the United States, except for the Canadian operations.

New Accounting Standards
      In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3 (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption in fiscal 2007 will have a material impact on its consolidated results of operations or financial position.
      In March 2005, the SEC issued guidance on FASB SFAS 123(R), Share-Based Payments (“SFAS No. 123R”). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB 107 provides guidance on when it

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.
      In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for the Company). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company expects to adopt SFAS No. 123R in its first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS No. 153, but does not expect it to have a material impact on its consolidated results of operation or financial position.
      In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides further guidance on conforming to the requirements of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), with respect to the timing of evaluating and recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on a company’s income tax provision and deferred tax accounts. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company does not expect to apply this provision based upon its preliminary evaluation.
      In June, 2005 the Emerging Issues Task Force (EITF) issued No. 05-06, Determining the Amortization Period of Leasehold Improvements or Acquired in a Business Combination (“EITF No. 05-06”). EITF No. 05-06 provides that the amortization period for lease hold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EITF No. 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Fixed assets
      The following table presents details of the Company’s fixed assets:

	October 2,	October 3,
	2005	2004

Computer equipment and software	$25,542	$24,807
Furniture and fixtures	6,244	5,751
Leasehold improvements	2,558	2,480
Construction in progress	1,940	974

	36,284	34,012
Less accumulated depreciation and amortization	26,588	23,423

Fixed assets, net	$9,696	$10,589

      Construction in progress primarily relates to software development and implementation costs for various internal-use information systems. The Company’s depreciation and amortization was $5,133, $5,844, and $6,748 for fiscal years 2005, 2004 and 2003, respectively.

3.	Workers’ compensation
      The Company provides workers’ compensation insurance to its temporary associates and colleagues. Effective April 1, 2001 and for workers’ compensation claims originating in the majority of states (referred to as non-monopolistic states), the Company has contracted with independent, third-party carriers for workers’ compensation insurance and claims administration. Each annual contract covers all workers’ compensation claim costs greater than a specified deductible amount on a “per occurrence” basis. The Company is self-insured for its deductible liability ($250 per individual claim incurred from April 1, 2001 to March 31, 2002 and $500 for all subsequent periods). The insurance carrier is responsible for incremental losses in excess of the applicable deductible amount.
      The Company establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are recorded to expense or income in the years in which they occur. The estimated remaining deductible liability under the aforementioned contracts are $38,281 and $36,449 at October 2, 2005 and October 3, 2004, respectively. The Company recorded $11,974 and $12,359 as current and $26,307 and $24,090 as non-current at October 2, 2005 and October 3, 2004, respectively.

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also has an aggregate $2,552 and $2,667 current liability recorded at October 2, 2005 and October 3, 2004, respectively, for amounts due to various state funds related to workers’ compensation. The following table presents the classification of the Company’s workers’ compensation liability, accrued CIGA litigation and other liabilities:

	October 2,	October 3,
	2005	2004

Current
Liability for various state funds and previous guaranteed cost policies	$2,552	$2,677
Accrued workers’ compensation	11,974	12,359

Accrued workers’ compensation	$14,526	$15,036

Long-term
Other liabilities	$116	$300
Accrued CIGA litigation	5,877	5,877
Accrued workers’ compensation	26,307	24,090

Other liabilities	$32,300	$30,267

      The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of October 2, 2005, the Company had outstanding letters of credit of $36,538 and pledged cash and securities of $21,889 as collateral for these obligations. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. At the Company’s discretion and to the extent available, other forms of collateral may be substituted for the pledged cash and securities. The Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.
      From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program. The Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004 as a result of the October 2004 Court of Appeal’s decision (See Note 8).

4.	Line of credit
      The Company amended and restated its credit facility with Bank of America dated February 4, 2004. The Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America was effective December 1, 2004.
      The new Credit Agreement provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire two years from the closing date, on December 1, 2006. The Credit Agreement bears interest on outstanding borrowings

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equal to LIBOR plus 1.75% to 2.75% based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% or 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant, which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. Additionally, under the Credit Agreement, the Company is no longer required to maintain a $16,000 Bank of America Certificate of Deposit as collateral as required by its prior credit facility. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at October 2, 2005.
      Prior to December 1, 2004, the Company’s credit facility with Bank of America dated February 4, 2004 provided for aggregate borrowings not to exceed $40,000, including any letters of credit existing under the prior credit agreement. The Company’s obligation under the line of credit was collateralized by certain assets of the Company. In addition, the Company was required to maintain a $16,000 Bank of America Certificate of Deposit to satisfy the collateral requirement, which was classified as restricted cash and investments at October 3, 2004 in the accompanying consolidated balance sheets. The interest rate on the outstanding borrowings, was at the Company’s discretion, either prime rate plus 0.0% or 0.5% (depending on the amount of outstanding borrowings) or LIBOR plus 0.75% or 1.5% (depending on the amount of outstanding borrowings) and was paid monthly. The interest rate on outstanding letters of credit was 0.75% for amounts up to $16,000 and 1.5% for amounts greater than $16,000. The Company was required to pay quarterly fees of 0.25% per annum on the unused portion of the line of credit. Under the agreement, the Company was also required to comply with certain restrictive covenants, the most restrictive limited the Company’s net loss for each fiscal quarter and on a fiscal year-to-date basis.
      The Company has no borrowings outstanding as of October 2, 2005 and October 3, 2004. The Company had outstanding letters of credit totaling $36,538, $34,661 and $21,911 at October 2, 2005, October 3, 2004 and September 28, 2003, respectively, to collateralize its remaining workers’ compensation deductible liability (See Note 3).

5.	Income taxes
      The Company’s provision for (benefit from) income taxes consists of the following:

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,
	2005	2004	2003

Current tax expense (benefit):
Federal	$579	$(260)	$(241)
State	288	(261)	518
Foreign	124	198	40

Total current	991	(323)	317
Deferred tax expense:
Federal	—	—	5,537
State	—	—	792

Total deferred	—	—	6,329

Total provision for (benefit from ) income taxes	$991	$(323)	$6,646

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The federal tax provision consists of three components; current Alternative Minimum Tax of $1,299, release of reserve for uncertain tax positions of $(161) and a refund claim received of $(559) related to Work Opportunity Tax Credits for fiscal year 2000.
      Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003, however, continued market softness and significant increases in workers’ compensation costs resulted in significant losses in fiscal year 2003. The Company continued to experience losses throughout fiscal years 2004 and 2005.
      As a result of the Company’s cumulative losses, management concluded that a full valuation allowance of $25,890 and $22,516 against the deferred tax assets was appropriate for fiscal years 2005 and 2004, respectively. If, after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.
      The composition of the deferred tax assets (liabilities) is as follows:

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004

Deferred income tax assets:
Deferred compensation	$2,982	$2,476
Accrued workers’ compensation	15,942	14,433
Accrued CIGA litigation costs	2,433	2,414
Accrued settlement	389	—
Bad debt expense	361	1,178
Job tax credits	4,343	2,684
State net operating loss carryforward	26	122
Other, net	1,646	1,535

Total deferred income tax asset	$28,122	$24,842

Prepaid expenses	(814)	(813)
Depreciation and amortization	(1,418)	(1,513)

Total deferred income tax liability	$(2,232)	$(2,326)

Net deferred income tax asset before valuation allowance	25,890	22,516
Valuation allowance	(25,890)	(22,516)

Net deferred income tax asset	$—	$—

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rates to income before taxes as a result of the following differences:

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,
	2005	2004	2003

Federal tax computed at statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(4.6)	(4.6)	(4.4)
Federal tax credits	(91.1)	(6.7)	(6.7)
Meals and entertainment	5.5	0.6	0.6
Change in valuation allowance	171.2	43.5	75.2
Change in reserve for uncertain tax positions	(6.2)	—	—
Other	(1.3)	(0.3)	(0.3)

Total provision for income taxes	38.5%	(2.5)%	29.4%

      An income tax provision of $991 was recorded in fiscal year 2005 as compared to an income tax benefit of $323 for fiscal year 2004. The Company’s overall effective tax rate of 38.5% for fiscal year 2005 differs from the statutory rate as a result of the Company’s requirement to fully reserve its deferred tax assets due to previous book losses, that results in a tax provision which is substantially on a current tax liability basis. The $991 income tax provision relates to the Company’s tentative federal minimum tax liability as well as the Company’s state and foreign income tax liabilities for the current fiscal year. Even though the Company experienced a loss for book purposes during fiscal 2005, certain expenses are non-deductible for income tax purposes resulting in taxable income. As a result of the full valuation allowance applied against our deferred tax assets, the deferred income tax benefit associated with these temporary differences is not being recorded. Therefore, the only component recorded in fiscal 2005 is the current income tax provision of $991. The effective tax rate of (2.5%) for fiscal year 2004 differs from the statutory rate due primarily to the current period valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.
      The Company released a portion of their tax reserve for uncertain tax positions during fiscal 2005 due to the successful resolution of Puerto Rico related tax matters. In addition, the reserve related to job tax credits claimed on the Company’s federal income tax returns was also reduced due to the expiration of the statute of limitations for a prior year filing.

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

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 12, 2004 (the “closing date”), the Company completed the acquisition of one of its traditional franchise operations consisting of two offices in Texas for $1,800. At the closing date, the Company paid $1,443 in cash ($57 in net amounts owed to the Company by the franchisee were deducted from the cash payment). The remaining $300 will be paid in cash two years from the closing date. Of the total purchase price, $702 was allocated to goodwill. Additionally, $1,100 was allocated to amortizable intangible assets consisting of $610, $370, and $120 for the franchise rights, client relationships and non-competition agreements, respectively, and is being amortized over the estimated useful lives of 6.5 years, 3.5 years and 5.0 years, respectively. The Asset Purchase Agreement includes provisions for contingent payments for the three years subsequent to the closing date and is based upon performance targets related to increases in EBITDA over the prior year. Contingent payments will be accounted for as an increase to the purchase price and recorded as goodwill.
      During March and April of fiscal year 2003, the Company acquired a large licensed franchise operation in Tennessee consisting of several offices and purchased assets of a smaller licensed franchise in Texas consisting of one office, respectively. The combined purchase price was $3,763 ($3,720 for the Tennessee franchise and $43 for the Texas franchise). The Company recorded goodwill of $2,833 ($2,799 for the Tennessee franchise and $34 for the Texas franchise). In connection with the Tennessee acquisition, $1,840 of the purchase price was allocated to amortizable intangible assets consisting of $1,480, $100, and $260 for franchise rights, client relationships and non-competition agreement, respectively, and is being amortized over the estimated useful lives of 6.2 years, 3.5 years, and 5.0 years, respectively. The Stock Purchase Agreement for the Tennessee acquisition included a provision for contingent payments for the two years subsequent to December 29, 2002. The contingent payments are based upon performance targets related to increases in the Tennessee offices’ EBITDA over the prior year. The Company was not required to make a payment for the twelve months ended December 28, 2003. A contingent payment was required at December 31, 2004 of $875, which increased the purchase price and was recorded as goodwill in the Company’s consolidated financial statements. Additionally, the Company is required to pay monthly royalties to the prior franchisee based upon revenues of a certain client of the Tennessee office for as long as Remedy services that client. The Company paid $681 and $836 royalty payments which are included in selling and administrative expenses in the accompanying consolidated statements of operations for fiscal years 2005 and 2004, respectively.

7.	Office closures
      The Company’s strategic plan focuses on increasing the percentage of business from higher margin service lines, increasing sales through targeted sales force and distribution channel expansion and enhancing operating margins through continuous productivity improvements. As a result, and given overall industry and market conditions, the Company is continually reassessing its current operating structure. During fiscal years 2005 and 2004, the Company closed several company owned offices and recorded charges of $392 and $45, respectively, related to contract lease obligations included in selling and administrative expenses in the Company’s consolidated statements of operations. At October 2, 2005 and October 3, 2004, the remaining liability resulting from the closed office charges was $232 and $130, respectively, and relates to estimated losses on subleases and the remaining net lease payments on closed locations that will be paid out through fiscal year 2007. During the third quarter of fiscal year 2003, the Company implemented plans to close or consolidate certain Company-owned offices, specifically those that were under-performing or primarily dedicated to recruiting activities. During the third and fourth quarters of fiscal year 2003, the Company recorded a $992 charge for costs in connection with these plans, including $689 related to contractual lease obligations and $303 for severance benefits, fixed asset disposals and other costs associated with these office closures. The $992 charge is included in selling and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended September 28, 2003.

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and contingent liabilities

Operating and capital leases
      The Company leases its corporate facility, Company-owned offices and certain equipment under operating and capital leases. The leases typically require the Company to pay taxes, insurance and certain other operating expenses applicable to the leased property. Future minimum lease commitments under all non-cancelable operating and capital leases as of October 2, 2005 are as follows:

	Operating	Capital
	Leases	Leases

2006	$4,353	$35
2007	3,615	35
2008	2,887	35
2009	2,189	35
2010	1,579	28
Thereafter	$7	$—

Amounts representing interest	—	(30)
	14,630	138

Less sublease income	(178)	—

Less: capital lease obligations, short term portion	—	(22)

Total	$14,452	$$116

      Rent expense under the Company’s operating leases as of October 2, 2005, October 3, 2004 and September 28, 2003 is as follows:

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,
	2005	2004	2003

Rent expense	$5,422	$5,199	$6,362
Less: sublease income	(149)	(175)	(182)

Net rent expense	$5,273	$5,024	$6,180

Litigation

Lindsay Welch-Hess v. Remedy Temporary Services, Inc.
      Commencing in March 2003, the Company was sued in an action entitled Lindsay Welch-Hess v. Remedy Temporary Services, Inc. in San Diego Superior Court. The complaint sought damages under various employment tort claims, including sexual harassment and retaliation stemming from a four-day employment relationship. The complaint also sought damages for unpaid wages under the California Labor Code. The plaintiff later amended the complaint to assert class claims for unpaid wages with respect to certain aspects of the application process. The complaint asserted additional class claims alleging failure to compensate persons assigned to one of Remedy’s clients.
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

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assigned to a particular client (the “training class”). On February 11, 2005, the Company filed two motions for summary judgment related to the Remedy class and the training class.
      On May 31, 2005, the Court denied, in part, the Company’s motion for summary judgment related to the Remedy class, which allows that class to pursue the claim for unpaid compensation. On June 27, 2005, the Company filed a writ in Division One of the Fourth Appellate District seeking an order vacating the denial of Remedy’s summary judgment motion related to the Remedy class. On September 27, 2005, the Court of Appeal denied the writ. Subsequently, the Company filed a Petition for Review before the California Supreme Court, which was summarily denied.
      On July 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the Remedy class: (1) the order denying class certification as to the tenth cause of action (failure to pay wages upon termination/resignation); and (2) the portion of the trial court’s ruling on Remedy’s summary judgment, which prohibits individuals who completed Remedy’s application process but never worked for Remedy from class membership. The Company has filed a motion to dismiss, which has not yet been heard.
      On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Plaintiffs filed a motion for reconsideration on various issues, which was denied.
      On September 27, 2005, plaintiffs appealed the Court’s order relating to Remedy’s motion for summary judgment of the training class, but it is unclear at this time what specific aspects of that order are being appealed by plaintiffs. Plaintiffs’ opening brief is due on December 16, 2005. Plaintiffs have also filed a motion to bifurcate the various individual tort claims from the class claims. That motion has not yet been heard.
      The Company intends to vigorously defend this case. At this time, the Company has not estimated an accrual for this matter because the probability of an unfavorable outcome cannot currently be reasonably estimated.

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

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 20, 2004, the Court of Appeal affirmed the WCAB’s decision. On November 18, 2004, the Court of Appeal granted the Company’s petition for rehearing and requested additional briefing on this matter. The Court of Appeal heard oral argument on April 15, 2005. On July 25, 2005, the Court of Appeal issued its decision finding that CIGA should not be dismissed and that the insurance held by Remedy’s Client did not provide other available insurance for the workers’ compensation claim. CIGA appealed this decision with the California Supreme Court. In October 2005, the California Supreme Court declined to hear the appeal and sent the matter back to the WCAB with instructions to enforce the Court of Appeal’s decision.
      On October 25, 2005, Remedy filed a request for order seeking to dismiss Remedy, its Clients and their insurance companies from the individual WCAB cases and joining CIGA as a defendant. On November 7, 2005, CIGA filed objections to the request for dismissal. A hearing date has not been set.
      Despite the Court of Appeal’s decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of unfavorable rulings in these matters. If Remedy is unsuccessful in dismissing Remedy’s Clients from these matters, and if these Clients or their insurance carriers become obligated to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (“TPA”) handling the claims for CIGA. Such data indicates claims of approximately $31,895 as of October 2, 2005. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.
      In the fourth quarter of fiscal year 2004, the Company recorded a $5,877 charge to operating income related to the CIGA case. The Company does not currently expect to adjust the reserve as a result of the July 25, 2005 ruling and the October 2005 California Supreme Court declination, until final resolution of the case. This amount represents the Company’s estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of final unfavorable outcomes. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is, therefore, subject to change as more information becomes available to the Company. In the event of a final unfavorable outcome, the Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.

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

Other Contingency
      In late 2003, the Company was notified that it may have underpaid certain payroll-related tax liabilities by approximately $2,000 for the period from January 1, 2003 through September 30, 2003. Based on its

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of October 2, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.

9.	Employee benefit plans

401(k) Plan
      The Company has an employee savings plan which permits participants to make contributions by salary deduction pursuant to section 401(k) of the Internal Revenue Code. The plan is open to qualified full-time and temporary employees who earn less than $90 per year. The annual amount of employer contributions to the plan is determined at the discretion of the Board of Directors, subject to certain limitations. Eligible participants may make voluntary contributions to the plan and become fully vested in the Company’s contributions over a five-year period. The Company made $47, $40, and $38 in contributions during fiscal years 2005, 2004 and 2003, respectively.

Deferred Compensation Plan
      The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 100% of their base compensation and bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in a trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company; however, for internal purposes, the Company has classified the assets as restricted investments in the accompanying balance sheets even though there are no contractual restrictions as to the use of the assets by the Company. The participants of the Deferred Compensation Plan are general creditors of the Company with respect to benefits due. For the fiscal years ended 2005, 2004 and 2003, the amounts charged to compensation expense within selling and administrative expenses offset by gains or losses on trading securities within other income or expense relating to the Deferred Compensation Plan were $858, $659 and $880, respectively. Included in accrued payroll, benefits and related costs in the accompanying consolidated balance sheets at October 2, 2005 and October 3, 2004 was $3,880 and $3,277, respectively, relating to amounts owed by the Company to the plan participants.

10.	Accumulated other comprehensive loss
      The components of accumulated other comprehensive losses are as follows:

	For the Fiscal
	Years Ended

	October 2,	October 3,
	2005	2004

Accumulated unrealized loss on investments	$(301)	$(115)
Accumulated translation adjustments	172	47

Total accumulated other comprehensive loss	$(129)	$(68)

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Shareholders’ equity

Earnings per share calculation
      The Company is required to disclose basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is calculated using income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similar to basic EPS except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options, had been issued and restricted shares had vested.
      The table below sets forth the computation of basic and diluted earnings per share:

	For the Fiscal Years Ended

	October 2,	October 3,	September 28,
	2005	2004	2003

Numerator:
Loss before cumulative effect of adoption of a new accounting standard	$(3,568)	$(12,792)	$(26,822)
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	2,421

Net loss	$(3,568)	$(12,792)	$(29,243)

Denominator:
Weighted-average number of shares, basic	9,050	9,022	9,010
Effect of dilutive securities: Stock options	—	—	—

Weighted-average number of shares — assuming dilution	9,050	9,022	9,010

Earnings per share — Basic and Diluted:
Loss before cumulative effect of adoption of a new accounting standard	$(0.39)	$(1.42)	$(2.98)
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	(0.27)

Net loss	$(0.39)	$(1.42)	$(3.25)

      Potential common shares, consisting of stock options and restricted stock, of 1,238, 1,295 and 565 for fiscal years 2005, 2004 and 2003, respectively, have been excluded from the calculation of diluted shares because the effect of their inclusion would be antidilutive.

Employee Stock Purchase Plan
      In connection with the Company’s initial public offering in July 1996 (the “Offering”), the Company implemented its 1996 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan commenced on October 1, 1996. Under the terms of the Purchase Plan, as amended, eligible employees may purchase shares of the Company’s Common Stock based on payroll deductions. A total of 250 shares were reserved for issuance under the Purchase Plan. On August 16, 1999, the Purchase Plan was amended to enable employees of the Company’s subsidiaries to participate in the Purchase Plan. On September 26, 2005, the Purchase Plan was amended so that the price that employees pay for the stock purchased at the end of each offering period will be equal to 95% of the fair market value of the common stock at the end of the offering period with no look-back provision. During fiscal year 2005, 11 shares were purchased at a price of $8.33 per share, during fiscal year 2004, 19 shares were purchased at prices between $11.22 and $8.87 per share, and during fiscal year

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, 11 shares were purchased at prices between $10.23 and $10.65 per share. As of October 2, 2005, 112 shares of Common Stock were available for issuance under the Purchase Plan. The total amount of activity was $94, $185 and $112 during fiscal years 2005, 2004 and 2003, respectively.

Stock Ownership Plan for Outside Directors
      Directors who are also employees or officers of the Company receive no extra compensation for their service on the Board. Pursuant to the Non-Employee Director Plan, effective March 16, 1998, and amended by the Board on October 1, 2003, independent directors receive an annual retainer in the form of cash or shares of Common Stock valued at $25 on the date of their election or re-election to the Board. For those directors electing to receive their retainer in stock, the Shares that are issued under the Non-Employee Director Plan are held in trust, on a deferred basis (subject to an exception for financial hardship) until a director is no longer a director of the Company. Such shares are earned ratably over the year and are issued in trust no later than ten business days after the next annual meeting of shareholders following election or re-election, provided that the director has remained a director during such time. The maximum aggregate number of shares that have been authorized for issuance under the Non-Employee Director Plan is 75 shares, subject to adjustment upon recapitalization, stock dividends, stock splits and similar changes in the Company’s capitalization as provided in the plan. As of October 2, 2005, 35 shares of Common Stock were available for issuance under the Non-Employee Director Plan. In February 2005, 2004 and 2003, a total of 4, 13 and 9 shares, respectively, were issued to the trust for services rendered. As the trust belongs to the Company, all shares issued to the trust are treated as Company-owned for financial reporting purposes. All shares issued and earned are included in the diluted shares outstanding calculation.

Phantom Stock Plan
      The Company created a Phantom Stock Plan (“the Plan”) to entice certain individuals to participate in the start-up of the Company’s RemX® specialty business unit. The Plan was designed to reward the participants based upon five full years of RemX® operations. The participants of the Plan were granted phantom shares at the commencement of employment. The value of the phantom shares will be determined based on the performance of the division and the Company’s earnings multiple. At the end of five years, the phantom shares will be valued; 25% of the award will be paid out and the remaining award will be paid out annually at 25% per year over the next 3 years. Participants must be employed by the Company to receive payment and the amount earned will be paid out in cash or 50% cash and stock at the Company’s election. During fiscal year 2005, the Company determined that the probability of certain performance in the Plan would likely be met based upon the current and expected performance of the RemX® specialty business unit. Accordingly, the Company recorded an expense accrual and charge to operations of $76. Until the final measurement date is reached, the Company will reassess the expense accrual on a quarterly basis and changes in the estimate of the expense accrual will be accounted for as cumulative catch-up adjustments.

Stock Incentive Plan
      The Company’s 1996 Stock Incentive Plan, as amended, (the “Incentive Plan”) provides for the grant of stock-based awards, including incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. A total of 1,800 shares have been reserved for issuance under the Incentive Plan, and as of October 2, 2005, approximately 365 shares were available for future grants. Options granted to employees typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options granted to non-employee, non-officer directors prior to the Offering were immediately exercisable. Options granted to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting.

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s grant activity as of October 2, 2005, October 3, 2004 and September 28, 2003:

Fiscal Years	# of Grants	Low	High

2005	77.0	$8.08	$9.75
2004	15.0	8.26	13.28
2003	158.3	10.23	12.25
      During fiscal years 2005 and 2004, no shares of restricted Class A Common Stock were granted. During fiscal years 2003 and 2002, the Compensation Committee of the Board of Directors authorized and issued 320 and 425 shares of restricted Class A Common Stock, respectively, to certain officers of the Company (the “Restricted Stock”) under the Incentive Plan. These shares have no purchase price and cliff vest after five years. However, the Restricted Stock is subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. In connection with the Restricted Stock granted in fiscal year 2002, the executives were required to forfeit all outstanding stock options at that time. As a result, a total of 592 stock options were forfeited and cancelled in connection with these grants. Based upon the fair market value of its Class A Common Stock on the respective grant dates, the Company recorded unearned compensation totaling $3,477 and $5,904, as a component of shareholders’ equity, in connection with the Restricted Stock grants during fiscal years 2003 and 2002, respectively. The unearned compensation is being amortized and charged to operations over the vesting period. During fiscal years 2005, 2004 and 2003, zero, 105 and 63 shares of the Restricted Stock were forfeited, respectively.
      The following table summarizes the activity relating to all stock and option plans, exclusive of the Restricted Stock grants previously discussed:

					Options Outside
	Incentive Plan Options		Stock Purchase Plan		Incentive Plan

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding September 29, 2002	663.6	$15.95	—	$—	—	$—
Granted	158.3	$11.91	10.6	$10.42	—	$—
Cancelled	(120.2)	$15.75	—	$—	—	$—
Exercised	—	$—	(10.6)	$10.42	—	$—

Outstanding September 28, 2003	701.7	$15.07	—	$—	—	$—
Granted	15.0	$10.46	18.7	$9.88	—	$—
Cancelled	(45.6)	$13.67	—	$—	—	$—
Exercised	(0.7)	$11.88	(18.7)	$9.88	—	$—

Outstanding October 3, 2004	670.4	$15.07	—	$—	—	$—
Granted	77.0	$9.41	22.9	$7.69	—	$—
Cancelled	(76.9)	$14.65	—	$—	—	$—
Exercised	—	$—	(22.9)	$7.69	—	$—

Outstanding October 2, 2005	670.5	$14.47	—	$—	—	$—

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the number of exercisable options outstanding at their weighted average price at October 2, 2005, October 3, 2004 and September 28, 2003:

		Weighted Avg.
Fiscal Years	Shares	Price

2005	660.1	$14.53
2004	531.5	15.80
2003	485.5	16.21
      The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants in fiscal years 2005, 2004 and 2003, respectively:

Assumptions	2005	2004	2003

Dividend Yield	0.0%	0.0%	0.0%
Risk-Free Interest	4.04%	2.43%	3.12%
Volatility	46.0%	48.9%	49.3%
Expected Life	5.6	2.8	5.6
Weighted Average Per Share	$4.84	$4.15	$5.83
      The following table summarizes information about stock options outstanding at October 2, 2005:

Options Outstanding				Options Exercisable

		Weighted-Average
	Shares	Remaining Life	Weighted-Average	Shares	Weighted-Average
Exercise Price	Outstanding	(in years)	Price	Exercisable	Price

$ 8.00 - $10.0	0 74.5	9.6	$9.26	67.0	$9.21
$10.01 - $13.00	227.0	4.9	$12.13	224.0	$12.13
$13.01 - $16.00	234.8	4.8	$14.74	234.8	$14.74
$16.01 - $20.00	55.0	3.8	$17.58	55.0	$17.58
$20.01 - $25.00	69.3	2.6	$22.64	69.3	$22.64
$25.01 - $30.00	10.0	2.5	$26.19	10.0	$26.19

REMEDYTEMP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unaudited consolidated quarterly information

	For the Three Fiscal Months Ended

	January 2,	April 3,	July 3,	October 2,
	2005	2005	2005	2005

Total revenues	$137,356	$125,263	$122,257	$129,398
Total cost of direct and licensed revenues	$110,565	$100,431	$97,565	$102,060
Licensees’ share of gross profit	$6,468	$6,392	$6,418	$7,005
Selling and administrative expense, CIGA litigation costs and depreciation and amortization	$20,810	$20,544	$20,265	$20,076
Net loss	$(22)	$(1,381)	$(1,446)	$(719)
Net loss per share — basic and diluted	$(0.00)	$(0.15)	$(0.16)	$(0.08)

	For the Three Fiscal Months Ended

	December 28,	March 28,	June 27,	October 3,
	2003	2004	2004	2004

Total revenues	$126,011	$115,385	$129,250	$149,282
Total cost of direct and licensed revenues	$105,521	$96,113	$105,472	$120,276
Licensees’ share of gross profit	$5,817	$5,327	$5,900	$6,774
Selling and administrative expense, CIGA litigation costs and depreciation and amortization	$18,190	$18,148	$19,368	$27,469
Net loss	$(3,316)	$(4,025)	$(1,308)	$(4,143)
Net loss per share — basic and diluted	$(0.37)	$(0.45)	$(0.14)	$(0.46)
      Net loss per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net loss per share reported for the year.

REMEDYTEMP, INC.
FINANCIAL STATEMENT SCHEDULE
(Amounts in thousands)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of			Balance at
Allowance for Doubtful Accounts Receivable	Period	Additions	Deductions(1)	End of Period

Year ended October 2, 2005	$2,984	$(95)	$1,984	$905
Year ended October 3, 2004	$2,627	$1,213	$856	$2,984
Year ended September 28, 2003	$1,913	$1,357	$643	$2,627

      (1) Represents net write-offs of bad debts

	Balance at
	Beginning of			Balance at
Deferred Tax Asset Valuation Allowance	Period	Additions	Deductions	End of Period

Year ended October 2, 2005	$22,516	$3,374	$—	$25,890
Year ended October 3, 2004	$16,879	$5,637	$—	$22,516
Year ended September 28, 2003	$—	$16,879	$—	$16,879

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company(a)
3.2	Amended and Restated Bylaws of the Company(e)
4.1	Specimen Stock Certificate(a)
4.2	Shareholder Rights Agreement(a)
10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)
10.2	*Paul W. Mikos Employment Agreement, as amended(g)
10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)
10.7	*Deferred Compensation Agreement for Alan M. Purdy(a)
10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers(a)
10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (effective as of January 1, 2005)
10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (effective as of September 26, 2005)(z)
10.13	Form of Franchising Agreement for Licensed Offices(k)
10.14	Form of Franchising Agreement for Franchised Offices(a)
10.15	Form of Licensing Agreement for IntelliSearch®(a)
10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy(b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)
10.22	*RemedyTemp, Inc. Deferred Compensation Plan (effective as of January 1, 2005)
10.23	*Amended and Restated Employment Agreement for Greg Palmer(m)
10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (effective as of January 1, 2005)
10.25	Form of Licensing Agreement for i/Search 2000(e)
10.27	*Paul W. Mikos Severance Agreement and General Release(j)
10.28	*Gunnar B. Gooding Employment and Severance Letter(l)
10.29	*Cosmas N. Lykos Employment and Severance Letter(l)
10.30	*Alan M. Purdy Retirement Agreement and General Release(n)
10.31	*Monty Houdeshell Employment Letter(o)
10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(q)
10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)
10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement(u)
10.39	*Short-term Incentive Bonus Plan for Fiscal 2005(v)
10.40	*Amended Agreement with Janet Hawkins(w)
10.41	*Deferred Compensation Plan for Greg Palmer
10.42	*Form of Change in Control Severance Agreement(x)
10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer(y)
10.44	*Short-Term Incentive Bonus Plan for Fiscal 2006(aa)
10.45	*Form of Lock-Up Agreement with certain executive officers(bb)
10.46	Summary of Compensation Arrangements for Named Executive Officers and Directors

Exhibit
No.	Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Administrative Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer and Chief Administrative Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.

(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.

(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005.

(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.

(x)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(y)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(z)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 27, 2005.

(aa)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on September 23, 2005.

(bb)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2005.