Form 10-Q
period 2006-01-01
REMEDYTEMP INC
filed 2006-02-10
CIK 1013467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2006
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant a large accelerated filer, an accelerated filer, or a non-accelerated filer.
     Large Accelerated Filer ☐                      Accelerated Filer ☑                      Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 2, 2006 the Registrant had 8,923,189 shares of Class A Common Stock and 798,188 shares of Class B Common Stock outstanding.

RemedyTemp, Inc.
INDEX

Page No.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of January 1, 2006 and October 2, 2005	3

Consolidated Statements of Operations for the three fiscal months ended January 1, 2006 and January 2, 2005	4

Consolidated Statements of Cash Flows for the three fiscal months ended January 1, 2006 and January 2, 2005	5

Condensed Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits	30

SIGNATURES	34
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
* No information provided due to inapplicability of item.

RemedyTemp, Inc.
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)
(unaudited)

	January 1, 2006	October 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,485	$24,954
Investments (Note 3)	937	692
Restricted investments (Note 3)	4,042	3,771
Accounts receivable, net of allowance for doubtful accounts of $1,152 and $905, respectively	62,128	60,787
Prepaid expenses and other current assets	7,400	7,406
Prepaid workers’ compensation insurance	1,202	2,396

Total current assets	96,194	100,006

Fixed assets, net	9,632	9,696
Restricted cash and investments (Note 3)	21,889	21,889
Other assets	240	279
Intangible assets, net of accumulated amortization of $1,380 and $1,244, respectively	1,604	1,730
Goodwill (Note 4)	4,483	4,483

Total Assets	$134,042	$138,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,410	$1,275
Accrued workers’ compensation, current portion (Note 5)	12,112	14,526
Accrued payroll, benefits and related costs	13,014	17,979
Accrued licensees’ share of gross profit	2,194	2,630
Other accrued expenses	7,672	7,834

Total current liabilities	36,402	44,244

Other liabilities (Note 5)	33,657	32,300

Total liabilities	70,059	76,544

Commitments and contingent liabilities (Note 7)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,923 and 8,813 shares issued and outstanding at January 1, 2006 and October 2, 2005, respectively	89	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 798 shares issued and outstanding at January 1, 2006 and October 2, 2005	8	8
Additional paid-in capital	39,805	41,824
Unearned compensation	—	(2,382)
Accumulated other comprehensive loss	(166)	(129)
Retained earnings	24,247	22,130

Total shareholders’ equity	63,983	61,539

Total Liabilities and Shareholders’ Equity	$134,042	$138,083

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	January 1, 2006	January 2, 2005
Company-owned office revenues	$82,463	$88,628
Licensed franchise revenues	51,148	48,406
Franchise royalties and initial franchise fees	385	322

Total revenues	133,996	137,356
Cost of Company-owned office revenues (exclusive of depreciation and amortization shown below)	64,162	71,821
Cost of licensed franchise revenues (exclusive of depreciation and amortization shown below)	40,744	38,744
Licensees’ share of gross profit	7,078	6,468
Selling and administrative expenses	18,295	19,348
CIGA litigation	129	98
Depreciation and amortization	1,206	1,364

Income (loss) from operations	2,382	(487)
Other income (expense):
Interest expense	(187)	(128)
Interest income	336	259
Other, net	370	371

Income before income taxes	2,901	15
Provision for income taxes	784	37

Net income (loss)	$2,117	$(22)

Net income (loss) per share – basic	$0.23	$(0.00)

Net income (loss) per share – diluted	$0.23	$(0.00)

Weighted average shares – basic	9,066	9,033

Weighted average shares – diluted	9,393	9,033

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	January 1, 2006	January 2, 2005
Cash flows from operating activities:
Net income (loss)	$2,117	$(22)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,206	1,364
Provision for losses on accounts receivable	305	188
Stock-based compensation expense	383	357
Changes in assets and liabilities:
Trading investments	(271)	(344)
Accounts receivable	(1,646)	1,860
Prepaid expenses and other current assets	1,314	1,151
Prepaid income taxes	—	74
Other assets	39	60
Accounts payable	135	(2,836)
Accrued workers’ compensation	(1,057)	1,955
Accrued payroll, benefits and related costs	(4,965)	(4,953)
Accrued licensees’ share of gross profit	(436)	(589)
Other accrued expenses	(170)	(707)
Other	(11)	1

Net cash used in operating activities	(3,057)	(2,441)

Cash flows from investing activities:
Purchase of fixed assets	(1,121)	(716)
Purchase of available-for-sale investments	(245)	—
Proceeds from maturity of available-for-sale investments	—	2,000
Restricted cash and investments	—	(1,781)
Purchase of intangible assets	(10)	—

Net cash used in investing activities	(1,376)	(497)

Effect of exchange rate changes in cash	(36)	22

Net decrease in cash and cash equivalents	(4,469)	(2,916)
Cash and cash equivalents at beginning of period	24,954	7,075

Cash and cash equivalents at end of period	$20,485	$4,159

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
     The Company has two classes of Common Stock outstanding: Class A Common Stock, which has all voting and other rights normally associated with Common Stock; and Class B Common Stock, which is identical to the Class A Common Stock in all respects except that the Class B Common Stock has no voting rights except with respect to certain amendments of the Company’s Amended and Restated Articles of Incorporation, certain mergers and as otherwise required by law. The Class B Common Stock automatically converts into Class A Common Stock on a share-for-share basis upon the earlier of (i) a transfer to a non-affiliate of the holder thereof in a public offering pursuant to an effective registration statement or Rule 144 promulgated under the Securities Act of 1933, as amended, (ii) the death or legal incapacity of Robert E. McDonough, Sr., or (iii) the tenth anniversary of the completion of the Company’s initial public offering (the “Offering”) on July 16, 1996.
     Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of January 1, 2006, and its results of operations and cash flows for the thirteen weeks ended January 1, 2006 and January 2, 2005. All intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with the annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 16, 2005 for the fiscal year ended October 2, 2005. The results of operations for the three months ended January 1, 2006 may not be indicative of the results of operations that can be expected for the full year.
     Fiscal quarters
     The Company’s current quarter ended January 1, 2006 consisted of 13 weeks. The remaining quarters of fiscal 2006 include 13 weeks and will end on April 2, 2006, July 2, 2006, and October 1, 2006. The fourth quarter of fiscal 2005, ended October 2, 2005 included 13 weeks.
     Use of estimates in the preparation of consolidated financial statements
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include revenue recognition, allowance for doubtful accounts, deferred taxes, estimates to assess the recoverability of intangible and long-lived assets, goodwill impairment, workers' compensation reserves, contingencies and litigation reserves.
     Reclassifications
     Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. At April 3, 2005, the Company reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments for the current and all prior periods. Corresponding adjustments to the Consolidated Statement of Cash Flows for the fiscal year ended October 2, 2005

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
of the Company have been made to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the Consolidated Statements of Cash Flows, nor does it affect net income (loss) for any period previously reported in the Consolidated Statements of Operations. The reclassification had no impact on the purchases of investments and increased proceeds of investments by $2,000 on the statement of cash flows for the three months ended January 2, 2005. The Company had no auction rate securities for the three months ended January 1, 2006.
2. Accounting for stock-based compensation
     Effective October 3, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment, using the modified prospective application transition method. As a result of the Company’s decision to accelerate the vesting of certain stock options in the fourth quarter of fiscal year 2005, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position, results of operations or cash flows because the intrinsic value method under the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, were materially consistent under the equity plans.
      The following table illustrates, for the three months ended January 2, 2005, the effect on net loss and net loss per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, as amended:

For the Three
Months Ended

January 2, 2005

Net loss, as reported	$(22)
Deduct: total stock-based compensation expense determined under fair value method	(444)

Net loss, as adjusted	$(466)

Basic and diluted net loss per share:
As reported	$(0.00)
As adjusted	$(0.05)
     The following table sets forth the components of stock-based compensation expense included in net income (loss):

	Three Months Ended
	January 1,	January 2,
	2006	2005
Restricted stock-based compensation expense	$354	$338
Board of Directors stock-based compensation expense	19	19
Options stock-based compensation expense	10	—

Total	$383	$357

     Net income (loss) for the three months ended January 1, 2006 and January 2, 2005 includes $383 and $357, respectively, of compensation costs related to our stock-based compensation arrangements.
     The tax benefit related to the options granted during the three months ended January 1, 2006 and January 2, 2005 would generally be recorded at the Company’s federal and state statutory rate of approximately 40%. However, due to the full valuation allowance on the deferred tax assets, any expense related to stock-based compensation arrangements has resulted in a net zero tax effect.
3. Investments
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

	January 1, 2006
		Gross
	Adjusted	Unrealized
	Cost	Losses	Fair Value
Available-for-sale investments:
U.S. government securities	$22,655	$(302)	$22,353
Mutual funds	68	—	68

Total available-for-sale investments	$22,723	$(302)	$22,421

Classified as:
Available-for-sale			$22,421
Trading (deferred compensation plan)			4,042
Cash and cash equivalents			405

Total			$26,868

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)

January 1, 2006

Fair Value
Reported as:
Investments	$937
Restricted investments, short-term (deferred compensation plan)	4,042
Restricted cash and investments, long-term	21,889

Total	$26,868

	October 2, 2005
		Gross
	Adjusted	Unrealized
	Cost	Losses	Fair Value
Available-for-sale investments:
U.S. government securities	$22,409	$(301)	$22,108
Mutual funds	68	—	68

Total available-for-sale investments	$22,477	$(301)	$22,176

Classified as:
Available-for-sale			$22,176
Trading (deferred compensation plan)			3,771
Cash and cash equivalents			405

Total			$26,352

Reported as:
Investments			$692
Restricted investments, short-term (deferred compensation plan)			3,771
Restricted cash and investments, long-term			21,889

Total			$26,352

     Unrealized gains (losses) from available-for-sale securities are included in accumulated other comprehensive loss within shareholders’ equity. There were no realized gains (losses) related to the Company’s available-for-sale securities for the three months ended January 1, 2006 and January 2, 2005.
     Holding gains (losses) on trading securities are offset by the change in the deferred compensation liability, which is included in selling and administrative expenses in the consolidated statements of operations. The following table presents the net holding gains related to the Company’s trading securities:

	Three Months Ended
	January 1,	January 2,
	2006	2005
Net holding gains	$83	$190
     The following table summarizes the fair value and gross unrealized losses related to the Company’s available-for-sale securities that have been in a continuous unrealized loss position at January 1, 2006:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government securities	$7,913	$(54)	$14,440	$(248)	$22,353	$(302)
     The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At January 1, 2006, the Company believes that its investments are not impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
to increased credit risk. The cost and estimated fair value of available-for-sale fixed income securities at January 1, 2006 and October 2, 2005, by contractual maturity, were as follows:

	January 1, 2006
	Cost Basis	Fair Value
Due within one year	$7,968	$7,913
Due after one year through 3 years	14,755	14,508

Total	$22,723	$22,421

	October 2, 2005
	Cost Basis	Fair Value
Due within one year	$7,968	$7,892
Due after one year through 3 years	14,509	14,284

Total	$22,477	$22,176

4. Goodwill and other intangible assets
     In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is tested for impairment at the reporting unit level on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist. Reporting units are determined based on geographic groupings of Company-owned offices. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
     The following table summarizes the activity in goodwill:

	January 1,	October 2,
	2006	2005
Beginning balance	$4,483	$3,703
Goodwill recorded in connection with contingent consideration earned	—	875
Impairment charges	—	(95)

Ending balance	$4,483	$4,483

     At October 2, 2005, goodwill consists of purchased franchise operations, which include operations in Texas, Tennessee, Michigan and Pennsylvania. During fiscal year 2005, the Company closed its Wilmington, Delaware office and recognized an impairment charge of $64. This office was closed as a result of non-performance. In addition, the Company turned over its Ohio reporting unit to a franchisee for future gross margin splits. The Company recognized an impairment charge of $31 during fiscal year 2005 related to the Ohio reporting unit. No indicators of impairment exist for the three months ended January 1, 2006.
5. Workers’ Compensation
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
     The Company establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are recorded to expense or income in the years in which they occur. The estimated remaining deductible liability under the aforementioned contracts is $37,598 and $38,281 at January 1, 2006 and October 2, 2005, respectively. The Company recorded $9,935 and $11,974 as current and $27,663 and $26,307 as non-current at January 1, 2006 and October 2, 2005, respectively.
     The Company also has an aggregate $2,177 and $2,552 current liability recorded at January 1, 2006 and October 2, 2005, respectively, for amounts due to various state funds related to workers’ compensation. The following table presents the current and long-term classification of the Company’s workers’ compensation liability, accrued California Insurance Guarantee Association (“CIGA”) litigation (see discussion of GIGA below) and other liabilities:

	January 1,	October 2,
	2006	2005
Current
Liability for various state funds and previous guaranteed cost policies	$2,177	$2,552
Accrued workers’ compensation	9,935	11,974

Accrued workers’ compensation	$12,112	$14,526

Long-term
Other liabilities	$117	$116
Accrued CIGA litigation	5,877	5,877
Accrued workers’ compensation	27,663	26,307

Other liabilities	$33,657	$32,300

     The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of January 1, 2006, the Company had outstanding letters of credit of $36,538 and pledged cash and securities of $21,889 as collateral for these obligations. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. At the Company’s discretion and to the extent available, other forms of collateral may be substituted for the pledged cash and securities. The Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.
     From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the California Insurance Guaranty Association regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program. The Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004 as a result of the October 2004 Court of Appeal’s decision (See Note 7).
6. Shareholders’ Equity
     Earnings per share calculation
     The Company is required to disclose basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is calculated using net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similar to basic EPS except that the weighted average number of common shares is increased to include the number of additional common shares that

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     would have been outstanding if the potential dilutive common shares, such as options, had been exercised and restricted shares had vested.
     Potential common shares (including applicable outstanding options and restricted shares of 668 and 1,258 for the three months ended January 1, 2006 and January 2, 2005, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.
     The table below sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 1,	January 2,
	2006	2005
Numerator:
Net income (loss)	$2,117	$(22)

Denominator:
Weighted-average number of shares, basic	9,066	9,033
Effect of dilutive securities	327	—

Weighted-average number of shares — assuming dilution	9,393	9,033

Net income (loss) per share – basic	$0.23	$(0.00)

Net income (loss) per share — diluted	$0.23	$(0.00)

Accumulated other comprehensive loss
     The components of accumulated other comprehensive income (loss) is as follows:

	Three Months Ended
	January 1,	October 2,
	2006	2005
Accumulated unrealized loss on investments	$(302)	$(301)
Accumulated translation adjustments	136	172

Total accumulated other comprehensive loss	$(166)	$(129)

Phantom Stock Plan
     The Company created a Phantom Stock Plan (“the Plan”) to entice certain individuals to participate in the start-up of the Company’s RemX® specialty business unit. The Plan was designed to reward the participants based upon five full years of RemX® operations. The value of the phantom shares will be determined based on the performance of the division and the Company’s earnings multiple. At the end of five years, the phantom shares will be valued; 25% of the award will be paid out and the remaining award will be paid out annually at 25% per year over the next 3 years. Participants must be employed by the Company to receive payment and the amount earned will be paid out in cash or 50% cash and stock at the Company’s election. During fiscal year 2005, the Company determined that the probability of certain performance in the Plan would likely be met based upon the current and expected performance of the RemX® specialty business unit. Accordingly, the Company recorded a total accrual of $164 and $76 at January 1, 2006 and October 2, 2005, respectively. Until the final measurement date is reached, the Company will reassess the expense accrual on a quarterly basis and changes in the estimate of the expense accrual will be accounted for as cumulative catch-up adjustments.
Stock Incentive Plan
     The Company’s 1996 Stock Incentive Plan, as amended, (the “Incentive Plan”) provides for the grant of stock-based awards, including incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. A total of 1,800 shares

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
have been reserved for issuance under the Incentive Plan, and as of January 1, 2006, approximately 253 shares were available for future grants. Options granted to employees typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options grants to non-employee, non-officer directors prior to the Offering were immediately exercisable. Option grants to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting.
     The following table summarizes the activity relating to all stock and option plans, exclusive of the restricted stock grants:

					Options Outside
	Incentive Plan Options		Stock Purchase Plan		Incentive Plan
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding October 2, 2005	670.5	$14.47	—	$—	—	$—
Granted	2.5	$7.61	—	$—	—	$—
Cancelled	(1.2)	$12.54	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—

Outstanding January 1, 2006	671.8	$14.44	—	$—	—	$—

     The following table summarizes the number of exercisable options outstanding at their weighted average price at January 1, 2006 and October 2, 2005:

		Weighted Avg.
	Shares	Price
January 1, 2006	661.8	$14.52
October 2, 2005	660.1	$14.53
     The following table summarizes information about stock options outstanding at January 1, 2006:

Options Outstanding				Options Exercisable
		Weighted-Average
	Shares	Remaining Life	Weighted-Average	Shares	Weighted-Average
Exercise Price	Outstanding	(in years)	Price	Exercisable	Price
$7.00 - $10.00	77.0	9.3	$9.21	67.0	$9.21
$10.01 - $13.00	226.0	4.3	$12.13	226.0	$12.13
$13.01 - $16.00	234.6	4.5	$14.74	234.6	$14.74
$16.01 - $20.00	55.0	3.6	$17.58	55.0	$17.58
$20.01 - $25.00	69.2	2.4	$22.64	69.2	$22.64
$25.01 - $30.00	10.0	2.2	$26.19	10.0	$26.19

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants at January 1, 2006 and October 2, 2005:

	January 1,	October 2,
Assumptions	2006	2005
Dividend Yield	0.0%	0.0%
Risk-Free Interest	4.75%	4.04%
Volatility	44.85%	46.0%
Expected Life (Years)	5.9	5.6
Weighted Average Per Share	$3.85	$4.84
Restricted stock awards
     At January 1, 2006, the Company had 655.5 shares of restricted Class A Common Stock issued and outstanding. The Leadership, Development and Compensation Committee of the Board of Directors approved the issuance of 110.5 shares of restricted Class A Common Stock (the “Restricted Stock”) under the Company’s Incentive Plan during the first three months of fiscal 2006. No shares were approved and issued during the fiscal year ended October 2, 2005. The Restricted Stock has no purchase price and cliff vests after five years. However, certain grants of Restricted Stock are subject to accelerated vesting after three years if certain performance goals are achieved. All unvested Restricted Stock shall be forfeited upon voluntary termination or termination for cause. Upon retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. At the time of issuance, unearned compensation is recorded as a component of shareholders’ equity and is based upon the fair market value of the Company’s Class A Common Stock on the respective grant dates. The unearned compensation is amortized and charged to operations over the five-year vesting period on a straight-line basis. Amortization expense of $354 and $338 was included in operations for the three fiscal months ended January 1, 2006 and January 2, 2005, respectively. At January 1, 2006, the Company reclassified unearned compensation into additional paid in capital to conform presentation to current guidance under SFAS No. 123(R).
7. Commitments and contingent liabilities
Litigation
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
     On May 31, 2005, the Court denied, in part, the Company’s motion for summary judgment related to the Remedy class, which allowed a portion of that class to pursue the claim for unpaid compensation. On June 27, 2005, the Company filed a writ in Division One of the Fourth Appellate District seeking an order vacating the denial of

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
Remedy’s summary judgment motion related to the Remedy class. On September 27, 2005, the Court of Appeal denied the writ. Subsequently, the Company filed a Petition for Review before the California Supreme Court, which was summarily denied.
     On July 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the Remedy class: (1) the order denying class certification for failure to pay wages upon termination/resignation; and (2) the portion of the trial court’s ruling on Remedy’s motion for summary judgment, which excluded individuals who completed Remedy’s application process but never worked for Remedy from class membership. The Company’s brief is due February 27, 2006.
     On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Plaintiffs filed a motion for reconsideration on various issues, which was denied.
     On September 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the training class: (1) the order denying class certification for failure to pay wages upon termination/resignation; and (2) the portion of the trial court’s ruling on Remedy’s summary judgment, which held that all training class members had been properly paid. Plaintiffs have also filed a motion to bifurcate the various individual tort claims from the class claims. That motion was denied.
     The Company intends to vigorously defend this case. At this time, the Company has not estimated an accrual for this matter because the probability of an unfavorable outcome cannot currently be reasonably estimated.
CIGA
     In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance National Insurance Company (“Reliance”), CIGA began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”), in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board (“WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB affirmed the ruling of the Administrative Law Judge. Thereafter, in May 2003, the Company filed a petition for writ of review of the WCAB’s decision in the California Court of Appeal. The WCAB continued the “stay” in effect since April 5, 2002, thus preventing CIGA from proceeding until the writ proceeding was concluded. In January 2004, the Court of Appeal granted the Company’s petition and undertook to review the WCAB’s decision. The Court of Appeal heard oral argument in the matter on July 9, 2004.
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
     On October 25, 2005, Remedy filed a request for order seeking to dismiss Remedy, its Clients and their insurance companies from the individual WCAB cases and joining CIGA as a defendant. On November 7, 2005, CIGA filed objections to the request for dismissal. On December 13, 2005, the Company filed a reply. A hearing date has not been set.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     Despite the Court of Appeal’s decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of unfavorable rulings in these matters. If Remedy is unsuccessful in dismissing Remedy’s Clients from these matters, and if these Clients or their insurance carriers become obligated to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (“TPA”) handling the claims for CIGA. Such data indicates claims of approximately $32,337 as of January 1, 2006. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.
     In the fourth quarter of fiscal year 2004, the Company recorded a $5,877 charge to operating income related to the CIGA case. The Company does not currently expect to adjust the reserve until final resolution of the case. This amount represents the Company’s estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of final unfavorable outcomes. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is, therefore, subject to change as more information becomes available to the Company. In the event of a final unfavorable outcome, the Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.
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
Other contingency
     In late 2003, the Company was notified that it may have underpaid certain payroll-related tax liabilities by approximately $2,000 for the period from January 1, 2003 through September 30, 2003. Based on its evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of January 1, 2006, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.
8. Line of credit
     The Credit Agreement with Bank of America commencing December 1, 2004 (“Credit Agreement”) provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire on December 1, 2006. The Credit Agreement bears interest on outstanding borrowings equal to LIBOR plus 1.75% to 2.75% based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% or 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant, which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
excess borrowing availability. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at January 1, 2006.
     The Company has no borrowings outstanding as of January 1, 2006 and October 2, 2005. The Company had outstanding letters of credit totaling $36,538 at January 1, 2006 and October 2, 2005, to collateralize its remaining workers’ compensation deductible liability (See Note 5).
     On January 4, 2006, the Company reduced its outstanding letters of credit by $5,000 to an aggregate amount of $31,538.
9. Income taxes
     An income tax provision of $784 was recorded for the three months ended January 1, 2006, compared to an income tax provision of $37 for the three months ended January 2, 2005. The Company’s overall annual effective tax rate of 27.0% for fiscal year 2006 differs from the statutory rate due to the utilization of prior year tax credits in the current year. The effective tax rate of 249.1% for the first quarter fiscal 2005 differs from the statutory rate due to the respective current period valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.
10. Business segment and geographic information
     Subsequent to the fiscal year ended October 2, 2005, the Company has started analyzing its business in two segments: Specialty and Commercial. In turn, these segments provide services to the industrial, clerical, professional and information technology business sectors.
     The Company’s reportable segments have been determined based on the nature of the services offered to clients and are comprised of the following: The Specialty segment includes the Talent Magnet™ and RemX® business units. The Commercial segment includes light industrial and franchise business units. Certain expenses and income, such as, corporate and other, depreciation and amortization, interest and other are not allocated to the each segment. The supporting offices are organized into eight divisions: managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Company-owned offices are organized into different matrices based upon geographic location and/or service offerings. Each matrix has an office manager who is accountable for the day-to-day operations and profitability of the offices within that matrix. All segment revenues are derived from external customers.
     Selected financial information for the Company’s reportable segments as of and for the three months ended January 1, 2006 and January 2, 2005 are as follows:

	Specialty	Commercial	Total
Three months ended January 1, 2006
Service revenues	$23,117	$107,050	$130,167
Direct-hire and other revenues	2,466	1,363	3,829

Total revenues	$25,583	$108,413	$133,996

Segment income from operations	$876	$8,659	$9,535

Three months ended January 2, 2005
Service revenues	$24,081	$110,299	$134,380
Direct-hire and other revenues	2,141	835	2,976

Total revenues	$26,222	$111,134	$137,356

Segment income from operations	$130	$7,075	$7,205

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
     The following reconciles segment income to consolidated income from continuing operations before income taxes and segment assets to consolidated assets:

	January 1, 2006	January 2, 2005
Total income from operations for reportable segments	$9,535	$7,205
Unallocated amounts:
Corporate and other expenses	6,196	6,627
Depreciation and amortization	957	1,065
Other income (expense):
Interest expense	(187)	(128)
Interest income	336	259
Other, net	370	371

Income before income taxes	$2,901	$15

	January 1, 2006	October 2, 2005
Assets
Total assets for reportable segments	$75,840	$71,724
Assets held at Corporate	52,115	60,146

Total assets	$127,955	$131,870

     The Company’s revenues from continuing operations are generated, and the Company’s assets are, held substantially in the United States.

RemedyTemp, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts)
(unaudited)
11. New accounting pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company’s adoption did not have an impact on its consolidated results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

RemedyTemp, Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to historical information, management’s discussion and analysis and other statements contained elsewhere in this Quarterly Report on Form 10-Q include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of RemedyTemp, Inc., including its wholly owned subsidiaries (collectively, the “Company”). All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain of such statements are identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will,” or “future”). Accordingly, the Company’s actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the continued performance of the RemX® specialty business unit, the Company’s ability to realize improvements in the months ahead, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various costs relating to temporary workers and personnel, including but not limited to workers’ compensation and state unemployment rates, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets, attract and retain clients and franchisees/licensees, the outcome of litigation, software integration and implementation, application of deferred tax assets and other factors described below and elsewhere herein and in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes therein filed on Form 10-K on December 16, 2005.
(Unless otherwise noted, all dollar amounts are in thousands)
Company Overview
     RemedyTemp, Inc. is a national provider of clerical, light industrial, information technology and financial temporary staffing and direct-hire services to Fortune 1000 companies, as well as, small and mid-size local and regional companies, including manufacturing, service, retail, banking and governmental agencies. The Company provides its services in 35 states, the District of Columbia and Puerto Rico through a network of 235 offices, of which 132 are Company-owned and 103 are independently managed franchises.
     The Company provides temporary personnel and direct-hire services in the following two segments: Commercial and Specialty. These segments provide services to the Industrial, Clerical, Professional and Information Technology business sectors. The sales and delivery functions for our clients are concentrated in and through our field offices. Our headquarters provide support services to our field offices in areas such as human resources, risk management, legal, marketing, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, tax, and data processing, which are highly centralized.
Traditional Franchise
     Under the Company’s traditional franchise agreements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, at a standard rate of 7.0% of its gross billings. Franchisees that have renewed their franchise agreement could qualify for a reduced rate (ranging from 5.5% — 6.5%) based on gross billings. Additionally, a discounted rate is utilized with national accounts for which the Company’s fee is reduced. The average royalty rate was 6.2% for the three months ended January 1, 2006. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company no longer offers this form of franchise agreement.
Licensed Franchise
     Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collecting clients’ accounts, and generally remits to the licensed franchisee 60% — 70% of the office’s gross profit. The Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings. However, the Company’s share of the licensee’s gross profit is decreased for (i) national accounts

RemedyTemp, Inc.
for which the Company’s fee is reduced to compensate for lower gross margins, (ii) sales incentive programs, and (iii) licensees that have renewed their franchise agreement and qualify for a reduced rate (ranging from 6.0% — 7.0%) based on gross revenues. For the three months ended January 1, 2006, the Company’s average share of licensee’s gross revenues was 6.5%. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year. The Company adopted a new form of licensed franchise agreement in December 2005. The new licensed franchise agreement will be used with new licensees and certain existing licensees who decide to convert to the new agreement.
Executive Summary
     The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. Although it is likely that the pressure on margins will continue throughout fiscal 2006, the Company’s focus on increasing its business mix with specialty staffing services and its direct-hire business will help mitigate the impact of the downward trend on margins throughout the industry. The demand for temporary staffing has also continued to grow as demonstrated in recent surveys by the American Staffing Association (“ASA”). According to ASA, new record highs were set for staffing industry employment and sales in the third quarter (currently the most recent available) of calendar 2005. The third quarter’s numbers surpassed the industry’s previous peak, set in the second quarter of 2005. While the pace of industry employment and sales increases has slowed over the past two quarters when compared with the same period in 2004, the industry continues to expand and has now posted 12 consecutive quarters of positive year-over-year growth. Management continues to be encouraged by the recent economic data, as well as the steady job growth in the staffing industry.
     With long-term positive prospects, the staffing industry has always been inherently difficult to forecast due to its dependence on economic factors and the strength of the labor market. The Company has, however, developed a forecasting tool jointly with the A. Gary Anderson Center for Economic Research at Chapman University. The Quarterly Labor Forecast Report, which is based upon Bureau of Labor Statistics (the “BLS”) and other economic factors, helps to predict total demand for temporary labor. The Company has been utilizing this tool for several years and has recently begun to publish the results on a quarterly basis.
Highlights
     The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, the Company’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our results of operations and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the consolidated financial statements herein. We believe such highlights are as follows:
•	Total revenues, while having decreased 2.4%, showed improved traction with cost of revenues being favorable by 5.1%.

•	Sequentially, total revenues grew 3.6% over the fourth quarter of fiscal year 2005.

•	RemX® achieved $13,365 in total revenues for the first quarter of fiscal year 2006, the highest quarterly revenues in this business unit’s history.

•	Direct-hire revenues continued growth into the first quarter of fiscal year 2006, recording the second highest in the Company’s history, with sequential growth of 1.9% and growth of 29.9% over the first quarter of fiscal year 2005.

•	Selling and administrative expenses decreased to 13.7% of revenues for the three months ended January 1, 2006, compared to 14.1% for the three months ended January 2, 2005.

•	Earnings before income taxes for the three months ended January 1, 2006 were $2,901, a significant improvement over the $15 for the three months ended January 2, 2005 and an increase of over 300% from the $715 in the fourth quarter of fiscal year 2005.

RemedyTemp, Inc.
•	We believe that the quality of accounts receivable, the Company’s primary operating asset, continues to be consistent, with days sales outstanding (“DSO”) at 46.4 and 44.7 days and an allowance for doubtful accounts as a percentage of gross accounts receivable of 1.8% and 2.7% at January 1, 2006 and January 2, 2005, respectively.
Critical Accounting Policies and Estimates
     The discussions and analyses of the Company’s consolidated financial condition and results of operations were based on the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, allowance for doubtful accounts, deferred taxes, estimates to assess the recoverability of intangible and long-lived assets, goodwill impairment, workers’ compensation reserves, contingencies and litigation reserves. These estimates are based on historical experience and a variety of other assumptions believed reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies are those most significantly affected by the judgment, estimates and/or assumptions used in the preparation of Remedy’s consolidated financial statements.
     Revenue Recognition — The Company generates revenues from the sale of temporary staffing and direct-hire services by its Company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Direct-hire revenues are recognized when the direct-hire candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed for the Company’s direct-hire guarantee period, typically 30 to 100 days and have historically been insignificant to the Company’s overall results of operations.
     The Company accounts for the revenues and the related direct costs of its franchise arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company is required to assess whether it acts as a principal in its transactions or as an agent acting on the behalf of others. Where the Company is the principal in a transaction and has the risks and rewards of ownership, the transaction is recorded gross in the income statement, and where the Company acts merely as an agent, only the net fees earned are recorded in the income statement. Under the Company’s “traditional” franchise agreement, the franchisee has the direct contractual relationship with clients, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, the Company does not include the revenues and direct expenses from these transactions in its income statement and only records the royalty fee earned. Alternatively, under the Company’s “licensed” franchise agreements, the Company has the direct contractual relationship with clients, holds title to the related customer receivables and is the legal employer of the temporary employees. As the Company retains the risks and rewards of ownership (such as the liability for the cost of temporary personnel and the risk of loss for collection), the revenues and direct expenses of its licensed franchise operations are included in the Company’s results of operations. The Company remits to each licensed franchisee a portion of the gross margin generated by its office(s).
     Accounts Receivable — The Company provides an allowance for doubtful accounts on accounts receivable for estimated losses resulting from the inability of the clients to make required payments. The allowance is based upon management’s analysis of historical write-off levels, current economic trends, routine assessment of clients’ financial strength and any other known factors impacting collectibility. If the financial condition of the Company’s clients were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. The Company’s estimates are influenced by the following considerations: (i) the large number of clients and their dispersion across wide geographic areas, (ii) the fact that no single customer accounts for 10% or more of total revenues and (iii) continuing credit evaluation of clients’ financial conditions.
     Workers’ Compensation Costs — The Company maintains reserves for workers’ compensation obligations using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the reserve, and the underlying assumptions, regularly

RemedyTemp, Inc.
throughout the year and makes adjustments as needed. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.
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
     Other Long-Lived Assets — Effective the first quarter of fiscal year 2003, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets including intangible assets subject to amortization, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated undiscounted future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When it determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. The charges, if any, are included in depreciation and amortization in the accompanying consolidated statements of operations.
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
     Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003; however, continued market softness and significant increases in workers’ compensation costs resulted in significant losses in fiscal years 2003 and 2004, with the losses narrowing in fiscal year 2005. The Company has returned to profitability in the three months ended January 1, 2006.
     As a result of the Company’s cumulative losses, management concluded that a full valuation allowance was appropriate at January 1, 2006 and for the fiscal year ended October 2, 2005. While the Company expects to be profitable in fiscal year 2006, in view of the historical losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines that a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination. There is a possibility that the Company could release all or a portion of its valuation allowances sometime during fiscal year 2006 provided that the profitability forecasted for that period meets or exceeds budget, and if profitability is reasonably expected to be sustained in the future.
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

RemedyTemp, Inc.
Results of Operations
For the Three Fiscal Months Ended January 1, 2006 Compared to the Three Fiscal Months Ended January 2, 2005

	For the Three Months Ended		% of Respective Revenues
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Company-owned office revenues	$82,463	$88,628
Licensed franchise revenues	51,148	48,406
Franchise royalties and initial franchise fees	385	322

Total revenues	133,996	137,356

Cost of Company-owned office revenues (exclusive of depreciation and amortization shown below)	64,162	71,821	77.8%	81.0%
Cost of licensed franchise revenues (exclusive of depreciation and amortization shown below)	40,744	38,744	79.1%	79.5%
Licensees’ share of gross profit	7,078	6,468
Selling and administrative expenses	18,295	19,348
CIGA litigation	129	98
Depreciation and amortization	1,206	1,364

Income (loss) from operations	$2,382	$(487)

     Revenue

	For the Three Months Ended		Favorable (Unfavorable)
	January 1, 2006	January 2, 2005	$ Change	% Change
Company-owned office revenues	$82,463	$88,628	$(6,165)	(7.0%)
Licensed franchise revenues	51,148	48,406	2,742	5.7%
Franchise royalties and initial franchise fees	385	322	63	19.6%

Total revenues	$133,996	$137,356	$(3,360)	(2.4%)

•	The mix between Company-owned, licensed franchise and franchise royalty revenues shifted with Company-owned revenues accounting for 61.5% of total revenues for the three months ended January 1, 2006, compared to 64.5% for the three months ended January 2, 2005.

•	Company-owned revenues decreased 7.0% for the three months ended January 1, 2006, compared to the three months ended January 2, 2005. The decrease is primarily attributable to the residual effect of decisions taken during fiscal year 2005 to eliminate certain higher risk and lower margin business, principally in California, that did not meet the Company’s strategic directives. Somewhat offsetting this was the Company’s RemX® specialty staffing division, which generated a $2,503 increase in revenues to $13,365 for the three months ended January 1, 2006, compared to the same period in the prior year. The $2,742 or 5.7% increase in the licensed franchise revenues is due to the addition of several new customers and increased revenues from existing customers.

•	For the three months ended January 1, 2006, direct-hire revenues accounted for 2.5% of total revenues, up from 1.9% for the same period in the prior year.

•	Revenues generated in California decreased to 38.2% of total revenues for the three months ended January 1, 2006, compared to 43.4% for the three months ended January 2, 2005.
     The following table summarizes the Company’s segment revenues:

	For the Three Months Ended		% of Total Revenues
	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005
Commercial	$108,413	$111,134	80.9%	80.9%
Specialty	25,583	26,222	19.1%	19.1%
•	The 2.4% decrease in Commercial revenues reflects the impact of selectively reducing higher risk and lower margin business within the Company-owned light industrial business unit of the segment during mid and late fiscal year 2005. Somewhat offsetting this decrease are increases noted above in the licensed franchise business unit and a near doubling of direct-hire revenues.

•	For the quarter ended January 1, 2006, the 2.4% decrease in revenues from the Specialty segment is due to the impact of closing underperforming offices in mid and late fiscal year 2005 in preparation for organizing the start up of the Talent Magnet™ business unit, net of 23% growth from the RemX® business unit over the same period in the prior year. Direct-hire revenues from Talent Magnet™ grew by 58% for the three months ended January 1, 2006, compared to the same period in the prior year.
     Cost of Revenues (exclusive of depreciation and amortization)

	For the Three Months Ended		Favorable (Unfavorable)
	January 1,	January 2,
	2006	2005	$ Change	% Change
Cost of Company-owned office revenues	$64,162	$71,821	$7,659	10.7%
Cost of licensed franchise revenues	40,744	38,744	(2,000)	(5.2%)

Total cost of revenues	$104,906	$110,565	$5,659	5.1%

RemedyTemp, Inc.
•	Total cost of Company-owned and licensed franchise revenues consists of payroll wages and other expenses related to temporary associates and as a percentage of revenues was 78.3% and 80.5% for the three months ended January 1, 2006 and January 2, 2005, respectively. The 2.2 percentage point improvement is the result of a 0.2 percentage point increase due to pricing and mix efforts; a 1.5 percentage point increase attributable to the Company’s decrease in workers’ compensation expense; and a 0.5 percentage point increase as a result of an $800 increase in direct-hire revenues, whereby the Company earns a fee for placing an associate in a direct-hire position. Direct-hire revenues as a percentage of total revenues increased 2.5% for the three months ended January 1, 2006, compared to 1.9% for the three months ended January 2, 2005.

•	Company-owned cost of revenues was 77.8% for the three months ended January 1, 2006, compared to 81.0% for the same period in the prior year. The 3.2 percentage point decrease in Company-owned office cost of revenues is primarily attributable to a decrease in workers’ compensation expense, which contributed 2.2 percentage points. Within the decreased workers’ compensation expense, was an adjustment of 1.2 percentage points or $900 as a result of favorable claim frequency and severity trends confirmed in the most recent actuarial reports, in particular within the state of California. Additionally, improved pricing and mix contributed 0.3 percentage points; lower burden contributed 0.2 percentage points of the increase and direct-hire business contributed 0.5 percentage points.

•	The increase in cost of licensed franchise revenues is consistent with the 5.7% increase in licensed franchise revenues.
     Operating Expenses

	For the Three Months Ended		Favorable (Unfavorable)
	January 1,	January 2,
	2006	2005	$ Change	% Change
Licensees’ share of gross profit	$7,078	$6,468	$(610)	(9.4%)
Selling and administrative expenses	18,295	19,348	1,053	5.4%
CIGA litigation	129	98	(31)	(31.6%)
Depreciation and amortization	1,206	1,364	158	11.6%

Total operating expenses	$26,708	$27,278	$570	2.1%

•	Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of profit or revenues generated by the licensed franchise operation after deducting certain operating expenses. The increase in licensees’ share of gross profit is consistent with the increase in licensed franchise revenues and cost of licensed franchise revenues. Licensees’

RemedyTemp, Inc.
share of gross profit as a percentage of licensed gross profit increased to 68.0% for the three months ended January 1, 2006, compared to 66.9% for the three months ended January 2, 2005.

•	The following table summarizes the significant changes in selling and administrative expenses for the three months ended January 1, 2006, compared to the three months ended January 2, 2005:

	Favorable (Unfavorable)
	Consolidated
	Change	Specialty	Commercial	Other*
Colleague salary & related taxes	$937	$357	$305	$275
Profit sharing	(291)	(455)	74	90
Colleague travel and business conferences	150	85	42	23
Supplies and postage	51	24	17	10
Rent	74	17	60	(3)
Professional fees	91	1	—	90
Legal fees	135	(8)	1	142
Bad debt	(118)	—	—	(118)
Testing fees	(52)	(4)	(48)	—
Other selling & administrative	76	112	11	(47)

Total change in selling & administrative.	$1,053	$129	$462	$462

*	Other Offices category includes the corporate office.
•	Selling and administrative expenses as a percentage of total revenues were 13.7% for the three months ended January 1, 2006, compared to 14.1% for the three months ended January 2, 2005. The primary factor contributing to the net decrease was colleague salary and related taxes, which improved $937 due primarily to a reduction in headcount.

•	Profit sharing increased $291 due mainly to the increase in direct-hire revenues and improved overall results.

•	The $158 decrease in depreciation and amortization for the three months ended January 1, 2006, compared to the three months ended January 2, 2005, is due to an increase in fully depreciated fixed assets at January 1, 2006, compared to January 2, 2005.
Operating Income
     Income from operations improved $2,869 to an operating profit of $2,382 for the three months ended January 1, 2006 from an operating loss of $487 for the three months ended January 2, 2005. Improvement in the Company’s operating income is due to the increase in direct-hire revenues and gross margin improvement. The decrease in depreciation and amortization also contributed to the improved operating profits.
     The following table summarizes the operating margins of the Company’s segments:

	For the Three Months Ended
	January 1,	January 2,
	2006	2005
Commercial	8.0%	6.4%
Specialty	3.4%	0.5%
•	The Commercial segment operating margins improved within both the light industrial and licensed franchise business units for the three months ended January 1, 2006, compared with the same period in the prior year. The main drivers to the improvement were lower workers’ compensation costs and the favorable impact of increased direct-hire revenues within both business units.

•	The Specialty segment showed further operating margin improvement for the first three months ended January 1, 2006, compared with the same period prior year. This percentage improvement was attributable to both the Talent Magnet™ business unit’s improved results on lower temporary staffing volume and the impact of increased direct-hire volume as well as the RemX® business unit’s continued growth.
     An income tax provision of $784 was recorded for the three months ended January 1, 2006, compared to an income tax provision of $37 for the three months ended January 2, 2005. The Company’s overall annual effective tax rate of 27.0% for fiscal year 2006 differs from the statutory rate due to the utilization of prior year tax credits in the current year. The effective tax rate of 249.1% for the first quarter fiscal 2005 differs from the statutory rate due to the respective current period valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.
     The Company generated net income of $2,117 for the three months ended January 1, 2006, compared to a net loss of $22 for the three months ended January 2, 2005.
Liquidity and Capital Resources
     The Company’s balance sheet includes $47,353 in cash and investments as of January 1, 2006 (including restricted cash and investments discussed below), and the Company continues to have no debt, although significant letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and

RemedyTemp, Inc.
its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information systems initiatives and direct office openings) and franchise acquisitions.
     The following table summarizes the Company’s cash and investments and letters of credit at January 1, 2006 and October 2, 2005:

	January 1, 2006	October 2, 2005
Cash and cash equivalents	$20,485	$24,954
Investments	937	692
Deferred compensation investments	4,042	3,771

Total cash and investments — current	25,464	29,417

Total restricted cash and investments — long-term	21,889	21,889

Total cash and investments	$47,353	$51,306

Letters of credit	$36,538	$36,538

     Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized below:

	For the Three Months Ended
	January 1, 2006	January 2, 2005
Cash used in:
Operating activities	$(3,057)	$(2,441)
Investing activities	(1,376)	(497)
Financing activities	—	—
Effect of exchange rate on cash	(36)	22

Net decrease in cash and cash equivalents	(4,469)	(2,916)
Cash and cash equivalents at beginning of period	24,954	7,075

Cash and cash equivalents at end of period	$20,485	$4,159

•	Cash flows from operating activities, compared to the preceding year, were primarily impacted by the timing of receivables collections, the timing of payroll disbursements (including incentive compensation payments), as well as the timing of vendor payments. The nature of the Company’s business requires payment of wages to its temporary associates on a weekly basis, while payments from clients are generally received 30 to 45 days after the related billing.

•	Cash used in investing activities was $1,376 and $497 for the three months ended January 1, 2006 and January 2, 2005, respectively. During the first quarter of fiscal year 2006, cash used in investing activities was primarily related to capital expenditures, which consisted of cash used for purchases of fixed assets, including information systems development costs. Net cash outflows related to available-for-sale investments were $245 for the three months ended January 1, 2006, compared to $0 of cash outflows in the three months ended January 2, 2005. The Company continues to invest in computer-based technologies and anticipates approximately $2,000 in related capital expenditures for the remaining nine months of fiscal 2006.

•	There was no cash used in or provided by financing activities for the first quarter of fiscal years 2006 and 2005.
     Cash and cash equivalents decreased $4,469 from the prior year as a result of the timing of payroll disbursements and vendor payments as well as delayed cash payments from several large customers related to December 2005 revenues.
     As discussed in Note 5 to the condensed notes to consolidated financial statements, the Company provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated remaining deductible liability under the aforementioned contracts as of January 1, 2006 is approximately $37,598, of which, $9,935 is recorded as current and $27,663 is recorded as non-current in the consolidated balance sheet. The Company also has an aggregate

RemedyTemp, Inc.
of $2,177 recorded as a current liability at January 1, 2006 for amounts due to various state funds related to workers’ compensation.
     The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $36,538 as of January 1, 2006 and January 2, 2005. On January 4, 2006, the Company reduced its outstanding letters of credit by $5,000 to an aggregate amount of $31,538. At January 1, 2006, the Company had $12,622 available under its line of credit. The Company believes that this amount plus the letter of credit reductions for previous year programs will be sufficient for the new insurance policy.
     The Credit Agreement with Bank of America commencing December 1, 2004 provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at January 1, 2006.
     The Company had no borrowings outstanding as of January 1, 2006 and January 2, 2005.
     As discussed in Part II, Item 1, Legal Proceedings and Note 7 to the condensed notes to consolidated financial statements, the Company recorded a $5,877 charge during the fourth quarter of fiscal 2004 for the costs of indemnifying certain clients for losses they may suffer as a result of an October 2004 decision by the California Court of Appeal. This charge is based upon various estimates and is subject to change as more information becomes available to the Company. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.
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
     On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance tax by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on its evaluations and after consulation with outside counsel, the Company believes that its methodology in calculating its state unemployment insurance tax is in compliance with all applicable laws. As of January 1, 2006, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.
     From time to time, the Company may selectively purchase licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions. The Company may continue evaluating certain strategic acquisitions which may have an impact on liquidity depending on the size of the acquisition.
     The Company believes that its current and expected levels of working capital are sufficient at January 1, 2006 and line of credits are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. Should it be necessary, the Company may issue securities under its effective Form S-3 registration statement.

RemedyTemp, Inc.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).
Contractual Obligations
     The Company has no significant contractual obligations not fully recorded in the consolidated balance sheets or fully disclosed in the condensed notes to consolidated financial statements. The Company’s estimated workers’ compensation obligation which represents the remaining deductible liability under the Company’s current workers’ compensation contracts decreased $793 to $37,598 at January 1, 2006, compared to $38,391 at October 2, 2005.
Critical Accounting Policies and Estimates
     The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, deferred taxes, estimates to assess the recoverability of intangible and long-lived assets, goodwill impairment, workers’ compensation reserves, contingencies and litigation reserves. These policies are described in further detail in our Annual Report on Form 10-K for the year ended October 2, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk resulting from changes in interest rates and equity prices and, to a lesser extent, foreign currency rates. Under its current policy, the Company does not engage in speculative or leveraged transactions to manage exposure to market risk. There were no material changes to the disclosures made in Item 7A in the Company’s Annual Report on Form 10-K for the year ended October 2, 2005 regarding quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of January 1, 2006, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On May 31, 2005, the Court denied, in part, the Company’s motion for summary judgment related to the Remedy class, which allowed a portion of that class to pursue the claim for unpaid compensation. On June 27, 2005, the Company filed a writ in Division One of the Fourth Appellate District seeking an order vacating the denial of Remedy’s summary judgment motion related to the Remedy class. On September 27, 2005, the Court of Appeal denied the writ. Subsequently, the Company filed a Petition for Review before the California Supreme Court, which was summarily denied.
     On July 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the Remedy class: (1) the order denying class certification for failure to pay wages upon termination/resignation; and (2) the portion of the trial court’s ruling on Remedy’s motion for summary judgment, which excluded individuals who completed Remedy’s application process but never worked for Remedy from class membership. The Company’s brief is due February 27, 2006.
     On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Plaintiffs filed a motion for reconsideration on various issues, which was denied.
     On September 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the training class: (1) the order denying class certification as to the tenth cause of action (failure to pay wages upon termination/resignation); and (2) the portion of the trial court’s ruling on Remedy’s summary judgment, which held that all training class members had been properly paid. Plaintiffs have also filed a motion to bifurcate the various individual tort claims from the class claims. That motion was denied.
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
     On October 25, 2005, Remedy filed a request for order seeking to dismiss Remedy, its Clients and their insurance companies from the individual WCAB cases and joining CIGA as a defendant. On November 7, 2005, CIGA filed objections to the request for dismissal. On December 13, 2005, the Company filed a reply. A hearing date has not been set.
     Despite the Court of Appeal’s decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of unfavorable rulings in these matters. If Remedy is unsuccessful in dismissing Remedy’s Clients from these matters, and if these Clients or their insurance carriers become obligated to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (“TPA”) handling the claims for CIGA. Such data indicates claims of approximately $32,337 as of January 1, 2006. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.
     In the fourth quarter of fiscal year 2004, the Company recorded a $5,877 charge to operating income related to the CIGA case. The Company does not currently expect to adjust the reserve until final resolution of the case. This amount represents the Company’s estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of final unfavorable outcomes. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage, and other applicable information. The amount of the charge is, therefore, subject to change as more information becomes available to the Company. In the event of a final unfavorable outcome, the Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.
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

RemedyTemp, Inc.
ITEM 6. EXHIBITS
     Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company(a)

3.2	Amended and Restated Bylaws of the Company(e)

4.1	Specimen Stock Certificate(a)

4.2	Shareholder Rights Agreement(a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)

10.2	*Paul W. Mikos Employment Agreement, as amended(g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy(a)

10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers(a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (effective as of January 1, 2005)(cc)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (effective as of September 26, 2005)(z)

10.13	Form of Franchising Agreement for Licensed Offices(k)

10.14	Form of Franchising Agreement for Franchised Offices(a)

10.15	Form of Licensing Agreement for IntelliSearch(a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy(b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (effective as of January 1, 2005)(cc)

10.23	*Amended and Restated Employment Agreement for Greg Palmer(m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (effective as of January 1, 2005)(cc)

10.25	Form of Licensing Agreement for i/Search 2000®(e)

10.27	*Paul W. Mikos Severance Agreement and General Release(j)

10.28	*Gunnar B. Gooding Employment and Severance Letter(l)

10.29	*Cosmas N. Lykos Employment and Severance Letter(l)

10.30	*Alan M. Purdy Retirement Agreement and General Release(n)

10.31	*Monty Houdeshell Employment Letter(o)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)

RemedyTemp, Inc.

Exhibit
No.	Description
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)

10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement(u)

10.39	*Short-term Incentive Bonus Plan for Fiscal 2005(v)

10.40	*Amended Agreement with Janet Hawkins(w)

10.41	*Deferred Compensation Plan for Greg Palmer(cc)

10.42	*Form of Change in Control Severance Agreement(x)

10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer(y)

10.44	*Short-Term Incentive Bonus Plan for Fiscal 2006(aa)

10.45	*Form of Lock-Up Agreement with certain executive officers(bb)

10.46	Summary of Compensation Arrangements for Named Executive Officers and Directors(cc)

10.47	Form of Franchising Agreement for Licensed Offices (effective January 1, 2006)

10.48	Form of Early Renewal Addendum for Existing Licensees (effective January 1, 2006)

10.49	Form of Software License Agreement for Licensees (effective January 1, 2006)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Administrative Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Administrative Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.

RemedyTemp, Inc.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.

(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.

(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005.

(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.

(x)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(y)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(z)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 27, 2005.

(aa)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on September 23, 2005.

(bb)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2005.

RemedyTemp, Inc.

(cc)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended October 2, 2005.

RemedyTemp, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

February 10, 2006	/s/ GREG D. PALMER

Greg D. Palmer, President and Chief
Executive Officer

February 10, 2006	/s/ MONTY A. HOUDESHELL

Monty A. Houdeshell, Senior Vice
President Chief Administrative Officer and
Corporate Secretary
(Principal Financial Officer)

February 10, 2006	/s/ JOHN D. SWANCOAT

John D. Swancoat, Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company(a)

3.2	Amended and Restated Bylaws of the Company(e)

4.1	Specimen Stock Certificate(a)

4.2	Shareholder Rights Agreement(a)

10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)

10.2	*Paul W. Mikos Employment Agreement, as amended(g)

10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)

10.7	*Deferred Compensation Agreement for Alan M. Purdy(a)

10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers(a)

10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (effective as of January 1, 2005)(cc)

10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (effective as of September 26, 2005)(z)

10.13	Form of Franchising Agreement for Licensed Offices(k)

10.14	Form of Franchising Agreement for Franchised Offices(a)

10.15	Form of Licensing Agreement for IntelliSearch(a)

10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy(b)

10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)

10.22	*RemedyTemp, Inc. Deferred Compensation Plan (effective as of January 1, 2005)(cc)

10.23	*Amended and Restated Employment Agreement for Greg Palmer(m)

10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (effective as of January 1, 2005)(cc)

10.25	Form of Licensing Agreement for i/Search 2000®(e)

10.27	*Paul W. Mikos Severance Agreement and General Release(j)

10.28	*Gunnar B. Gooding Employment and Severance Letter(l)

10.29	*Cosmas N. Lykos Employment and Severance Letter(l)

10.30	*Alan M. Purdy Retirement Agreement and General Release(n)

10.31	*Monty Houdeshell Employment Letter(o)

10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(q)

10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)

Exhibit
No.	Description
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)

10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement(u)

10.39	*Short-term Incentive Bonus Plan for Fiscal 2005(v)

10.40	*Amended Agreement with Janet Hawkins(w)

10.41	*Deferred Compensation Plan for Greg Palmer(cc)

10.42	*Form of Change in Control Severance Agreement(x)

10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer(y)

10.44	*Short-Term Incentive Bonus Plan for Fiscal 2006(aa)

10.45	*Form of Lock-Up Agreement with certain executive officers(bb)

10.46	Summary of Compensation Arrangements for Named Executive Officers and Directors(cc)

10.47	Form of Franchising Agreement for Licensed Offices (effective January 1, 2006)

10.48	Form of Early Renewal Addendum for Existing Licensees (effective January 1, 2006)

10.49	Form of Software License Agreement for Licensees (effective January 1, 2006)

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Administrative Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Administrative Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan, contract or arrangement.

(a)	Incorporated by reference to the exhibit of same number to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-4276), as amended.

(b)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996.

(c)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997.

(d)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 1997.

(e)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 27, 1998.

(f)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended December 27, 1998.

(g)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Reports on Form 10-Q for the quarterly period ended June 27, 1999 (original agreement) and for the quarterly period ended December 31, 2000 (amendment).

(h)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended March 28, 1999.

(i)	Incorporated by reference to exhibit number 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(j)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001.

(k)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(l)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 30, 2001.

(m)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001.

(n)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

(o)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 29, 2002.

(p)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

(q)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended September 28, 2003.

(r)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(s)	Incorporated by reference to the exhibit of same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004.

(t)	Incorporated by reference to the exhibit of same number to Registrant’s Current Report on Form 8-K filed on December 3, 2004.

(u)	Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005.

(v)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 1, 2005. (w) Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.

(w)	Incorporated by reference to Item 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2005.

(x)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(y)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(z)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on September 27, 2005.

(aa)	Incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on September 23, 2005.

(bb)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 27, 2005.

(cc)	Incorporated by reference to the exhibit of same number to the Registrant’s Annual Report on Form 10-K for the yearly period ended October 2, 2005.