Form 10-Q
period 2006-04-02
REMEDYTEMP INC
filed 2006-05-12
CIK 1013467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-20831

REMEDYTEMP, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	95-2890471
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 Enterprise
Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 425-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2006 the Registrant had 8,983,296 shares of Class A Common Stock and 798,188 shares of Class B Common Stock outstanding.

RemedyTemp, inc.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of April 2, 2006 and October 2, 2005	3
Consolidated Statements of Operations for the three and six fiscal months ended April 2, 2006 and April 3, 2005	4
Consolidated Statements of Cash Flows for the six fiscal months ended April 2, 2006 and April 3, 2005	5
Condensed Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	36
SIGNATURES	39

* No information provided due to inapplicability of item.

RemedyTemp, inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

(unaudited)

	April 2, 2006	October 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,828	$24,768
Investments (Note 3)	69	68
Restricted investments (Note 3)	4,245	3,771
Accounts receivable, net of allowance for doubtful accounts of $894 and $905, respectively	60,582	60,787
Prepaid expenses and other current assets	7,319	7,406
Prepaid workers’ compensation insurance	—	2,396
Total current assets	99,043	99,196
Fixed assets, net	9,361	9,696
Restricted cash and investments (Note 3)	23,243	22,890
Other assets	87	88
Intangible assets, net of accumulated amortization of $1,516 and $1,244, respectively	1,468	1,730
Goodwill (Note 4)	4,483	4,483
Total Assets	$137,685	$138,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,711	$1,275
Accrued workers’ compensation, current portion (Note 5)	13,885	14,526
Accrued payroll, benefits and related costs	17,863	17,979
Accrued licensees’ share of gross profit	2,262	2,630
Other accrued expenses	6,422	7,834
Total current liabilities	42,143	44,244

Other liabilities (Note 5)	30,508	32,300
Total liabilities	72,651	76,544

Commitments and contingent liabilities (Note 7)

Shareholders’ equity:
Preferred Stock, $0.01 par value; authorized 5,000 shares; none outstanding	—	—
Class A Common Stock, $0.01 par value; authorized 50,000 shares; 8,983 and 8,813 shares issued and outstanding at April 2, 2006 and October 2, 2005, respectively	89	88
Class B Non-Voting Common Stock, $0.01 par value; authorized 4,530 shares; 798 shares issued and outstanding at April 2, 2006 and October 2, 2005	8	8
Additional paid-in capital	40,262	41,824
Unearned compensation	—	(2,382)
Accumulated other comprehensive loss	(149)	(129)
Retained earnings	24,815	22,130
Total shareholders’ equity	65,034	61,539
Total Liabilities and Shareholders’ Equity	$137,685	$138,083

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Company-owned office revenues	$75,791	$77,335	$158,254	$165,963
Licensed franchise revenues	48,455	47,623	99,602	96,029
Franchise royalties and initial franchise fees	373	305	759	627
Total revenues	124,619	125,263	258,615	262,619
Cost of Company-owned office revenues (exclusive of depreciation and amortization shown below)	58,927	62,162	123,089	133,983
Cost of licensed franchise revenues (exclusive of depreciation and amortization shown below)	38,687	38,269	79,431	77,013
Licensees’ share of gross profit	6,619	6,392	13,697	12,860
Selling and administrative expenses	18,922	19,314	37,217	38,662
CIGA litigation	64	40	193	138
Depreciation and amortization	1,165	1,190	2,371	2,554
Income (loss) from operations	235	(2,104)	2,617	(2,591)
Other income (expense):
Interest expense	(357)	(178)	(544)	(306)
Interest income	475	274	811	533
Other, net	417	128	787	499
Income (loss) before income taxes	770	(1,880)	3,671	(1,865)
Provision for (benefit from) income taxes	202	(499)	986	(462)
Net income (loss)	$568	$(1,381)	$2,685	$(1,403)

Net income (loss) per share – basic	$0.06	$(0.15)	$0.30	$(0.16)
Net income (loss) per share – diluted	$0.06	$(0.15)	$0.28	$(0.16)

Weighted average shares – basic	9,068	9,043	9,067	9,038
Weighted average shares – diluted	9,538	9,043	9,465	9,038

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net income (loss)	$2,685	$(1,403)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,370	2,554
Provision for losses on accounts receivable	224	49
Stock-based compensation expense	810	712
Deferred taxes	19	—
Gain on sale of securities	(2)	—
Interest on available-for-sales investments	(346)	—
Changes in assets and liabilities:
Trading investments	(474)	(382)
Accounts receivable	(19)	6,713
Prepaid expenses and other current assets	2,543	1,867
Other assets	1	184
Accounts payable	436	(2,840)
Accrued workers’ compensation	(2,433)	2,314
Accrued payroll, benefits and related costs	(116)	(1,857)
Accrued licensees’ share of gross profit	(368)	(545)
Other accrued expenses	(1,468)	(745)
Net cash provided by operating activities	3,862	6,621

Cash flows from investing activities:
Purchase of fixed assets	(1,824)	(1,659)
Purchase of available-for-sale investments	(245)	(2,342)
Proceeds from maturity of available-for-sale investments	—	4,000
Restricted cash and investments	256	14,114
Purchase of intangible assets	(10)	(875)
Net cash (used in) provided by investing activities	(1,823)	13,238

Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan activity	58	94
Net cash provided by financing activities	58	94

Effect of exchange rate changes in cash	(37)	33
Net increase in cash and cash equivalents	2,060	19,986

Cash and cash equivalents at beginning of period	24,768	6,891
Cash and cash equivalents at end of period	$26,828	$26,877

See accompanying notes to consolidated financial statements.

RemedyTemp, Inc.

1. Description of business and summary of significant accounting policies

Description of business

RemedyTemp, Inc.’s (the “Company” or “Remedy”) principal business is providing temporary personnel to industrial, service and technology companies, professional organizations and governmental agencies nationwide.

The Company has two classes of Common Stock outstanding: Class A Common Stock, which has all voting and other rights normally associated with Common Stock; and Class B Common Stock, which is identical to the Class A Common Stock in all respects except that the Class B Common Stock has no voting rights other than with respect to certain amendments of the Company’s Amended and Restated Articles of Incorporation, certain mergers and as otherwise required by law. The Class B Common Stock automatically converts into Class A Common Stock on a share-for-share basis upon the earlier of (i) a transfer to a non-affiliate of the holder thereof in a public offering pursuant to an effective registration statement or Rule 144 promulgated under the Securities Act of 1933, as amended, (ii) the death or legal incapacity of Robert E. McDonough, Sr., or (iii) the tenth anniversary of the completion of the Company’s initial public offering (the “Offering”) on July 16, 1996.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all material adjustments (consisting of normal recurring adjustments) necessary to fairly state the financial position of the Company as of April 2, 2006, and its results of operations for the thirteen and twenty-six weeks ended April 2, 2006, and April 3, 2005, and cash flows for the twenty-six weeks ended April 2, 2006 and April 3, 2005. All intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with the annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 16, 2005 for the fiscal year ended October 2, 2005. The results of operations for the three and six fiscal months ended April 2, 2006 may not be indicative of the results of operations that can be expected for the full year.

Fiscal quarters

The Company’s current quarter ended April 2, 2006 consisted of thirteen weeks. The remaining quarters of fiscal year 2006 include thirteen weeks and will end on July 2, 2006 and October 1, 2006. The first quarter of fiscal year 2006, ended January 1, 2006, included thriteen weeks.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in the preparation of the consolidated financial statements include revenue recognition, allowance for doubtful accounts, deferred taxes, estimates to assess the recoverability of intangible and long-lived assets, goodwill impairment, accounting for stock-based compensation, workers’ compensation reserves, contingencies and litigation reserves.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. At April 3, 2005, the Company reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments for the current and all prior periods. Corresponding adjustments to the Consolidated Statement of Cash Flows of the Company for the fiscal year ended October 2, 2005 have been made to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the Consolidated Statements of Cash Flows, nor does it affect net income (loss) for any period previously reported in the Consolidated Statements of Operations. The reclassification had no impact on the purchases of investments and increased proceeds of investments by $4,000 on the Consolidated Statement of Cash Flows for the six months ended April 3, 2005. The Company had no auction rate securities at April 2, 2006.

2. Accounting for stock-based compensation

Effective October 3, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment, using the modified prospective application transition method. As a result of the Company’s decision to accelerate the vesting of certain stock options in the fourth quarter of fiscal year 2005, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position, results of operations or cash flows.

The following table illustrates, for the three months and six months ended April 3, 2005, the effect on net loss and net loss per share had compensation expense for the employee stock-based plans been recorded based on the fair value method using the Black-Scholes option pricing model under SFAS No. 123, Accounting for Stock-Based Compensation, as amended:

	Three Months Ended	Six Months Ended
	April 3, 2005	April 3, 2005
Net loss, as reported	$(1,381)	$(1,403)
Deduct: total stock-based compensation expense determined under fair value method, net of tax	(449)	(893)
Net loss, as adjusted	$(1,830)	$(2,296)
Basic and diluted net loss per share:
As reported	$(0.15)	$(0.16)
As adjusted	$(0.20)	$(0.25)

The following table sets forth the components of stock-based compensation expense included in net income (loss):

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Restricted stock-based compensation expense	$380	$338	$734	$676
Board of Directors stock-based compensation expense	19	17	38	36
Redwood stock-based compensation expense	—	—	2	—
Options stock-based compensation expense	9	—	36	—
Total	$408	$355	$810	$712

Stock-based compensation expense is included in selling and administrative expenses in the Company’s Consolidated Statements of Operations. The total unrecognized stock-based compensation expense to be recognized in future periods, estimated using the Black-Scholes option pricing model, will be approximately $32.

The tax benefit related to the options granted during the three and six months ended April 2, 2006 and April 3, 2005 would generally be recorded at the Company’s combined federal and state statutory rate of approximately 40%. However, due to the full valuation allowance on the deferred tax assets, expenses related to stock-based compensation arrangements have not resulted in any decrease in the provision for income taxes.

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

	April 2, 2006
	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value
Available-for-sale investments:
U.S. government securities	$22,655	$(283)	$22,372
Mutual funds	68	1	69
Total available-for-sale investments	$22,723	$(282)	$22,441

Classified as:
Available-for-sale			$22,441
Trading (deferred compensation plan)			4,245
Cash and cash equivalents			674
Accrued interest receivable			197
Total			$27,557

Reported as:
Investments			$69
Restricted investments, short-term (deferred compensation plan)			4,245
Restricted cash and investments, long-term			23,243
Total			$27,557

	October 2, 2005
	Adjusted Cost	Gross Unrealized Losses	Fair Value
Available-for-sale investments:
U.S. government securities	$22,409	$(301)	$22,108
Mutual funds	68	—	68
Total available-for-sale investments	$22,477	$(301)	$22,176

Classified as:
Available-for-sale			$22,176
Trading (deferred compensation plan)			3,771
Cash and cash equivalents			591
Accrued interest receivable			191
Total			$26,729

Reported as:
Investments			$68
Restricted investments, short-term (deferred compensation plan)			3,771
Restricted cash and investments, long-term			22,890
Total			$26,729

Unrealized gains (losses) from available-for-sale securities are included in accumulated other comprehensive loss within shareholders’ equity. There were no realized gains (losses) related to the Company’s available-for-sale securities for the three and six months ended April 2, 2006 and April 3, 2005.

Holding gains (losses) on trading securities are offset by the change in the deferred compensation liability, which is included in selling and administrative expenses in the Consolidated Statements of Operations. The following table presents the net holding gains (losses) related to the Company’s trading securities:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net holding gains (losses)	$220	$(51)	$303	$140

The following table summarizes the fair value and gross unrealized losses related to the Company’s available-for-sale securities that have been in a continuous net unrealized loss position for the length of time indicated as of April 2, 2006:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities	$12,374	$(93)	$10,067	$(189)	$22,441	$(282)

The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At April 2, 2006, the Company believes that its investments are not impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms and that the decline in market value is due to changes in interest rates and not due to increased credit risk. The cost and estimated fair value of available-for-sale fixed income securities at April 2, 2006 and October 2, 2005, by contractual maturity, were as follows:

	April 2, 2006
	Cost Basis	Fair Value
Due within one year	$12,468	$12,374
Due after one year through 3 years	10,255	10,067
Total	$22,723	$22,441

	October 2, 2005
	Cost Basis	Fair Value
Due within one year	$7,968	$7,892
Due after one year through 3 years	14,509	14,284
Total	$22,477	$22,176

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

The following table summarizes the activity in goodwill:

	April 2, 2006	October 2, 2005

Beginning balance	$4,483	$3,703
Goodwill recorded in connection with contingent consideration earned	—	875
Impairment charges	—	(95)
Ending balance	$4,483	$4,483

At April 2, 2006, goodwill consists of purchased franchise operations, which include operations in Texas, Tennessee, Michigan and Pennsylvania. During fiscal year 2005, the Company closed its Wilmington, Delaware office and recognized an impairment charge of $64. This office was closed as a result of non-performance. In addition, the Company turned over its Ohio reporting unit to a franchisee for future gross margin splits. The Company recognized an impairment charge of $31 during fiscal year 2005 related to the Ohio reporting unit. No indicators of impairment exist for the six months ended April 2, 2006.

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

The Company establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined by applying actuarially determined loss development factors to current claims information. These development factors are determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are recorded to expense or income in the years in which they occur. The estimated remaining deductible liability under the aforementioned contracts is $36,322 and $38,281 at April 2, 2006 and October 2, 2005, respectively. The Company recorded $11,807 and $11,974 of the workers’ compensation liability as current and $24,515 and $26,307 as non-current at April 2, 2006 and October 2, 2005, respectively. For the three and six months ended April 2, 2006, the Company’s workers’ compensation expense was adjusted by $1,100 and $2,000, respectively, as a result of favorable claim frequency and severity trends confirmed in the most recent actuarial reports.

The Company also has an aggregate $2,078 and $2,552 current liability recorded at April 2, 2006 and October 2, 2005, respectively, for amounts due to various state funds related to workers’ compensation. The following table presents the current and long-term classification of the Company’s workers’ compensation liability, accrued California Insurance Guarantee Association (“CIGA”) litigation (see discussion of CIGA below) and other liabilities:

	April 2, 2006	October 2, 2005
Current
Liability for various state funds and previous guaranteed cost policies	$2,078	$2,552
Accrued workers’ compensation	11,807	11,974
Accrued workers’ compensation	$13,885	$14,526

Long-term
Other liabilities	$116	$116
Accrued CIGA litigation	5,877	5,877
Accrued workers’ compensation	24,515	26,307
Other liabilities	$30,508	$32,300

The Company is contractually required to collateralize its remaining obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. As of April 2, 2006, the Company had outstanding letters of credit of $31,438 and pledged cash and securities of $23,243 as collateral for these obligations. The pledged cash and securities are restricted and cannot be used for general corporate purposes while the Company’s remaining obligations under the workers’ compensation program are outstanding. At the Company’s discretion and to the extent available, other forms of collateral may be substituted for the pledged cash and securities. The Company has classified these pledged cash and securities as restricted in the accompanying consolidated balance sheets.

From July 22, 1997 through March 31, 2001, the Company had a fully insured workers’ compensation program with Reliance National Insurance Company (“Reliance”). The annual premium for this program was based upon actual payroll costs multiplied by a fixed rate. Each year, the Company prepaid the premium based upon estimated payroll levels and an adjustment was subsequently made for differences between the estimated and actual amounts. Subsequent to March 31, 2001 (the end of Company’s final policy year with Reliance), Reliance became insolvent and was subsequently liquidated. The Company is currently in litigation with the CIGA regarding financial responsibility for all remaining open claims under the Reliance workers’ compensation program. The Company recorded a $5,877 charge to operating income during the fourth quarter of fiscal 2004 as a result of the October 2004 Court of Appeal’s decision (See Note 7).

6. Shareholders’ Equity

Earnings per share calculation

The Company is required to disclose basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is calculated using net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated in the same manner as basic EPS except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options, had been exercised and restricted shares had vested.

Potential common shares (including applicable outstanding options and restricted shares of 785 and 1,254 for the three months ended April 2, 2006 and April 3, 2005, respectively, and 817 and 1,249 for the six months then ended, respectively) have been excluded from the calculation of diluted shares because the effect of their inclusion would be anti-dilutive.

The table below sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Numerator:
Net income (loss)	$568	$(1,381)	$2,685	$(1,403)

Denominator:
Weighted-average number of shares, basic	9,068	9,043	9,067	9,038
Effect of dilutive securities	470	—	398	—
Weighted-average number of shares — assuming dilution	9,538	9,043	9,465	9,038

Net income (loss) per share — basic	$0.06	$(0.15)	$0.30	$(0.16)

Net income (loss) per share — diluted	$0.06	$(0.15)	$0.28	$(0.16)

For the three and six months ended April 2, 2006, the total exercise proceeds for stock options that are in-the-money are $1,000 and $194, respectively.

Accumulated other comprehensive loss

The components of accumulated other comprehensive income (loss) is as follows:

	Three Months Ended
	April 2, 2006	October 2, 2005
Accumulated unrealized loss on investments	$(282)	$(301)
Accumulated translation adjustments	133	172
Total accumulated other comprehensive loss	$(149)	$(129)

Phantom Stock Plan

The Company created a Phantom Stock Plan (“the Plan”) to entice certain individuals to participate in the start-up of the Company’s RemX® specialty business unit. The Plan was designed to reward the participants based upon a mimimum of five full years of RemX® operations. The value of the phantom shares will be determined based on the performance of the divisions and the Company’s earnings multiple. The performance period consists of an investment period and a valuation period, with the investment period measured over a 48 month term and the valuation period measured during the fiscal year following the investment period. The investment period for RemX® Financial Staffing and RemX® OfficeStaff began on December 31, 2001, and the investment period for RemX® IT Staffing began on July 28, 2003. At the end of the subsequent fiscal year, the phantom shares will be valued; 25% of the award will be paid out and the remaining award will be paid out annually at 25% per year over the next 3 years. Participants must be employed by the Company to receive payment (except under certain conditions following a change in control) and the amount earned will be paid out in cash or 50% cash and stock at the Company’s election. During fiscal year 2005, the Company determined that the probability of certain performance in the Plan would likely be met based upon the current and expected performance of the RemX® specialty business unit. Accordingly, the Company recorded a total accrual of $182 and $76 at April 2, 2006 and October 2, 2005, respectively. Until the final measurement date is reached, the Company will reassess the expense accrual on a quarterly basis and changes in the estimate of the expense accrual will be accounted for as cumulative catch-up adjustments.

Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan, as amended (the “Incentive Plan”), provides for the grant of stock-based awards, including incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. A total of 1,800 shares have been reserved for issuance under the Incentive Plan, and as of April 2, 2006, approximately 273 shares were available for future grants. Options granted to employees typically may be exercised within ten years from the grant date and are exercisable in installments determined by the Leadership, Development and Compensation Committee of the Board of Directors. Options granted to non-employee, non-officer directors prior to the Offering were immediately exercisable. Option grants to non-employee, non-officer directors subsequent to the Offering are typically 50% exercisable immediately and 50% exercisable upon the date of the next annual shareholders meeting.

The following table summarizes the activity relating to all stock and option plans, exclusive of the restricted stock grants:

	Incentive Plan Options		Stock Purchase Plan		Options Outside Incentive Plan
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding October 2, 2005	670.5	$14.47	—	$—	—	$—
Granted	7.5	$9.76	5.0	$11.64	—	$—
Forfeited	(33.5)	$12.32	—	$—	—	$—
Exercised	(2.1)	$8.26	(5.0)	$11.64	—	$—
Outstanding April 2, 2006	642.4	$14.53	—	$—	—	$—

The Company received $18 in cash proceeds for the exercise of 2.1 stock options with no tax benefit realized for tax deductions. The intrinsic value for the total stock options exercised during the three months ended April 2, 2006 was zero.

The following table summarizes the number of exercisable options outstanding at their weighted average price at April 2, 2006 and October 2, 2005:

	Shares	Weighted-vg. Price
April 2, 2006	634.9	$14.59
October 2, 2005	660.1	$14.53

The total aggregate intrinsic value of stock options outstanding and exercisable at April 2, 2006 was zero, as the fair value of share awards are below the exercise price of the total outstanding and exercisable stock option grants.

The following table summarizes information about stock options outstanding at April 2, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Shares Outstanding	Weighted-Average Remaining Life (in years)	Weighted-Average Price	Shares Exercisable	Weighted-Average Price
$7.00 - $10.00	73.9	9.1	$9.25	71.4	$9.30
$10.01 - $13.00	208.9	4.6	$12.13	203.9	$12.17
$13.01 - $16.00	226.8	4.3	$14.77	226.8	$14.77
$16.01 - $20.00	55.0	3.4	$17.58	55.0	$17.58
$20.01 - $25.00	67.8	2.2	$22.69	67.8	$22.69
$25.01 - $30.00	10.0	2.0	$26.19	10.0	$26.19

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the grants at April 2, 2006 and October 2, 2005:

	April 2,	October 2,
Assumptions	2006	2005
Dividend Yield	0.0%	0.0%
Risk-Free Interest	4.75%	4.04%
Volatility	44.9%	46.0%
Expected Life (Years)	5.9	5.6
Weighted Average Per Share	$4.95	$4.84

The Company has not and does not expect to pay dividends, therefore, no specific dividend yield is utilized under the Black-Scholes option pricing model. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employees’ stock option grants. The volatility assumption used to value option grants is based exclusively on the Company’s historical available closing stock price information. The Company can rely exclusively on this historical information if (1) the Company has no reason to believe that its future volatility over the expected or contractual term is likely to differ from the past, (2) the computation of historical volatility uses a simple average calculation method, (3) a sequential period of historical data at least equals the expected or contractual term of the share options is used and (4) a reasonably sufficient number of price observations are used. The expected life of employee stock options represents the historical weighted-average period the stock options are expected to remain outstanding and is a derived output of the Black-Scholes option pricing model. The expected life of employees’ stock option grants are impacted by all of the underlying assumptions used in the Company’s model. The Black-Scholes option pricing model assumes that employees’ exercise behavior is a function of the options’ remaining contractual life and the extent to which the option is in-the-money. The Black-Scholes option pricing model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company.

Restricted stock awards

At April 2, 2006, the Company had 653 shares of restricted Class A Common Stock issued and outstanding. The Leadership, Development and Compensation Committee of the Board of Directors approved the issuance of 108 shares of restricted Class A Common Stock (the “Restricted Stock”) under the Company’s Incentive Plan during the first three months of fiscal 2006. No shares were approved and issued during the three months ended April 2, 2006 and the fiscal year ended October 2, 2005. The Restricted Stock has no purchase price and generally vests in full after five years. All unvested Restricted Stock is forfeited upon voluntary termination or termination for cause. After retirement or involuntary termination for other than cause, 20% vests one year from the grant date with the remaining unvested shares vesting at 1.66% each month thereafter. Unearned compensation, based upon the fair value of the Company’s Class A Common Stockon the respective grant dates, is amortized and charged to operations over the five-year vesting period on a straight-line basis. Compensation expense of $380 and $734 was included in operations for the three and six months ended April 2, 2006 compared to $338 and $676 for the same period in fiscal year 2005. Upon adoption of SFAS No. 123(R) on October 3, 2005, the Company reclassified unearned compensation into additional paid in capital to conform presentation to current guidance under SFAS No. 123(R).

The following table summarizes the activity relating to restricted stock for the six months ended April 2, 2006:

Restricted Stock
Shares
Outstanding October 2, 2005	545.0
Granted	110.5
Forfeited	(2.5)
Outstanding April 2, 2006	653.0

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

On July 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the Remedy class: (1) the order denying class certification for failure to pay wages upon termination/resignation; and (2) the portion of the trial court’s ruling on Remedy’s motion for summary judgment, which excluded from class membership individuals who completed Remedy’s application process but never worked for Remedy. This appeal is pending.

On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Plaintiffs filed a motion for reconsideration on various issues, which was denied.

On September 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the training class: (1) the order denying class certification for failure to pay wages upon termination/resignation; and (2) the portion of the trial court’s ruling on Remedy’s summary judgment, which held that all training class members had been properly paid. The appeal is pending.

On March 3, 2006, the trial court granted the Company’s request for leave to renew its motion for summary judgment relating to the Remedy class. The hearing on the Company’s renewed motion for summary judgment is set to be heard on June 16, 2006.

The Company intends to vigorously defend this case. At this time, the Company has not estimated an accrual for this matter because the probability of an unfavorable outcome cannot currently be reasonably estimated.

CIGA

In early 2002, as a result of the liquidation of Remedy’s former workers’ compensation insurance carrier, Reliance, CIGA began making efforts to join some of the Company’s clients and their workers’ compensation insurance carriers (collectively, “Clients”) in pending workers’ compensation claims filed by Remedy employees. At the time of these injuries, from July 22, 1997 through March 31, 2001, Remedy was covered by workers’ compensation policies issued by Reliance. The Company believes that under California law, CIGA is responsible for Reliance’s outstanding liabilities. On April 5, 2002, the California Workers’ Compensation Appeals Board ( the “WCAB”), at Remedy’s request, consolidated the various workers’ compensation claims in which CIGA sought to join Remedy’s Clients, and agreed to stay proceedings on those claims pending resolution of the issue of CIGA’s obligations to satisfy Reliance’s obligations to Remedy’s employees. The WCAB selected a single test case from the consolidated pending cases in which to decide whether CIGA is responsible for the claims of Remedy’s employees, or can shift such responsibility to the Clients. The trial occurred on September 20, 2002. The WCAB Administrative Law Judge ruled in favor of CIGA, thus allowing the pending workers’ compensation matters to proceed against the Clients. Remedy then filed a motion for reconsideration of the Administrative Law Judge’s decision by the entire WCAB. On March 28, 2003, the WCAB affirmed the ruling of the Administrative Law Judge.

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

Despite the Court of Appeal’s decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of unfavorable rulings in these matters. If Remedy is unsuccessful in dismissing Remedy’s Clients from these matters and if these Clients or their insurance carriers become obligated to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including, but not limited to, the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (“TPA”) handling the claims for CIGA. Such data indicates claims of approximately $32,903 as of April 2, 2006. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

In the fourth quarter of fiscal year 2004, the Company recorded a $5,877 charge to operating income related to the CIGA case. The Company does not currently expect to adjust the reserve until final resolution of the case. This amount represents the Company’s estimate on the basis of a review of known information and was established for costs associated with the indemnification of certain Clients for losses they may suffer as a result of final unfavorable outcomes. The information reviewed included customer contracts, review of the loss run received from the TPA handling the claims, actuarial development of the reported claim losses, estimates of customer insurance coverage and other applicable information. The amount of the charge is, therefore, subject to change as more information becomes available to the Company. In the event of a final unfavorable outcome, the Company may also choose to reimburse certain Clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to Clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.

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

Other contingency

In late 2003, the Company was notified that it may have underpaid certain payroll-related tax liabilities by approximately $2,000 for the period from January 1, 2003 through September 30, 2003. Based on its evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of April 2, 2006, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.

In March 2006, the Company was notified of an assessment for additional payroll tax liabilities in the State of Tennessee for the period July 1, 2003 through June 30, 2004. This assessment results from the Company’s acquisition of our licensed franchise operation in Tennessee during fiscal year 2003. As of April 2, 2006, the Company has accrued $683 related to the assessment.

8. Line of credit

The Credit Agreement with Bank of America commencing December 1, 2004 (“Credit Agreement”) provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all its existing and future assets. The Credit Agreement will expire on December 1, 2006. The Company expects to amend the Credit Agreement on or before the expiration date. The Credit Agreement bears interest on outstanding borrowings equal to LIBOR plus 1.75% to 2.75% based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% or 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant, which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at April 2, 2006.

The Company has no borrowings outstanding as of April 2, 2006 and October 2, 2005. The Company had outstanding letters of credit totaling $31,438 and $36,538 at April 2, 2006 and October 2, 2005, respectively, to collateralize its remaining workers’ compensation deductible liability (See Note 5).

9. Income taxes

An income tax provision of $986 was recorded for the six months ended April 2, 2006, compared to an income tax benefit of $462 for the six months ended April 3, 2005. The Company’s overall annual effective tax rate of 27.0% for fiscal year 2006 differs from the statutory rate due as a result of the Company having a full valuation allowance against the deferred tax asset and reflects the expected current year federal and state tax liabilities. The effective tax rate of 24.8% for the second quarter of fiscal 2005 differs from the statutory rate due to the respective current period valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date, as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

10. Business segment and geographic information

Subsequent to the fiscal year ended October 2, 2005, the Company has started analyzing its business in two segments: Specialty and Commercial. In turn, these segments provide services to the industrial, clerical, professional and information technology business sectors.

The Company’s reportable segments have been determined based on the nature of the services offered to clients and are comprised of the following: the Specialty segment includes the Talent Magnet™ and RemX® business units and the Commercial segment includes light industrial and franchise business units. Certain expenses and income, such as corporate and other, depreciation and amortization, interest and other are not allocated to each segment. The supporting offices are organized into eight divisions managed by an Operational Vice President and other regional staff who provide operational support for the offices in their regions. Company-owned offices are organized into different matrices based upon geographic location and/or service offerings. Each matrix has an office manager who is accountable for the day-to-day operations and profitability of the offices within that matrix. All segment revenues are derived from external customers.

Selected financial information for the Company’s reportable segments as of the three and six months ended April 2, 2006 and April 3, 2005 are as follows:

	Specialty	Commercial	Total
Three months ended April 2, 2006
Service revenues	$22,034	$97,951	$119,985
Direct-hire and other revenues	3,306	1,328	4,634
Total revenues	$25,340	$99,279	$124,619

Segment income from operations	$560	$6,622	$7,182

Three months ended April 3, 2005
Service revenues	$23,481	$98,558	$122,039
Direct-hire and other revenues	2,331	893	3,224
Total revenues	$25,812	$99,451	$125,263

Segment income from operations	$(317)	$5,936	$5,619

Six months ended April 2, 2006
Service revenues	$45,151	$205,002	$250,153
Direct-hire and other revenues	5,772	2,690	8,462
Total revenues	$50,923	$207,692	$258,615

Segment income from operations	$1,435	$15,282	$16,717

Six months ended April 3, 2005
Service revenues	$48,143	$208,276	$256,419
Direct-hire and other revenues	4,473	1,727	6,200
Total revenues	$52,616	$210,003	$262,619

Segment (loss) income from operations	$(141)	$12,964	$12,823

The following reconciles segment income to consolidated income from continuing operations before income taxes and segment assets to consolidated assets:

	For the Three Months Ended		For the Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Total income from operations for reportable segments	$7,182	$5,619	$16,717	$12,823
Unallocated amounts:
Corporate and other expenses	6,039	6,787	12,235	13,414
Depreciation and amortization	908	935	1,865	2,000
Other income (expense):
Interest expense	(357)	(178)	(544)	(306)
Interest income	475	273	811	533
Other, net	417	128	787	499
Income before income taxes	$770	$(1,880)	$3,671	$(1,865)

	April 2, 2006	October 2, 2005
Total identifiable assets
Total assets for reportable segments	$74,020	$71,724
Assets held at Corporate	57,714	60,146
Total assets	$131,734	$131,870

The Company’s revenues from continuing operations are generated, and the Company’s assets are held, substantially in the United States.

11. New accounting pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company for this quarter fiscal 2006. We do not believe its adoption will have a material impact on our consolidated financial position, results of operations or cash flows.

12. Subsequent Event

The Company has entered into an Agreement and Plan of Merger, dated as of May 10, 2006 (the “Merger Agreement”), with Koosharem Corporation, a California corporation (“Parent”), and RT acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Remedy, with Remedy continuing after the merger as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent is the holding company of Select Personnel Services, Inc., a California corporation based in Santa Barbara, California. The Company’s board of directors has unanimously approved the adoption of the Merger Agreement and the Merger.  Pursuant to the Merger Agreement, upon consummation of the Merger: (1) each issued and outstanding share of the Class A common stock and Class B common stock of Remedy (other than shares owned by Remedy, Parent, Merger Sub or any wholly owned subsidiary of Remedy, Parent or Merger Sub, or by any shareholders who are entitled to and who properly exercise dissenters’ rights under California law) will be cancelled and converted into the right to receive $17.00 (the “Merger Consideration”); and (2) each Remedy stock option, whether or not then exercisable or vested, will be cancelled and converted into the right to receive an amount in cash (subject to applicable withholding taxes) equal to the excess, if any, of the Merger Consideration over the per share exercise or purchase price of such Remedy stock option, times the number of shares underlying the Remedy stock option.  The Company, on the one hand, and Parent and Merger Sub, on the other hand, have made customary representations, warranties, covenants and agreements in the Merger Agreement.  Consummation of the Merger is subject to various customary conditions, including, among others, the requisite approval by our shareholders, the lack of any legal impediment to the Merger, the receipt by the parties of required regulatory approvals, and the receipt by Parent and Merger Sub of financing.  The parties expect the transaction to be consummated during our fourth fiscal quarter ending October 1, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management’s discussion and analysis and other statements contained elsewhere in this Quarterly Report on Form 10-Q include certain forward-looking statements, including, but not limited to, those related to the growth and strategies, future operating results and financial positionof the Company as well as economic and market events and trends. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company (certain, but not all,  of such statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect,” “will,” or “future” or the use of the future tense). Accordingly, the Company’s actual results may differ materially from those expressed or implied in any such forward-looking statements as a result of various factors, including, without limitation, the success of certain cost reduction efforts, the continued performance of the RemX® specialty business unit, the Company’s ability to realize improvements in the months ahead, changes in general or local economic conditions that could impact the Company’s expected financial results, the availability of sufficient personnel, various costs relating to temporary workers and personnel, including but not limited to workers’ compensation and state unemployment rates, the Company’s ability to expand its sales capacity and channels, to open new points of distribution and expand in core geographic markets and to attract and retain clients and franchisees/licensees, the outcome of litigation, software integration and implementation, the application of deferred tax assets and other factors described below and elsewhere herein and in the Company’s filings with the Securities and Exchange Commission regarding risks affecting the Company’s financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes therein filed on Form 10-K on December 16, 2005.

(Unless otherwise noted, all dollar amounts are in thousands)

Company Overview

RemedyTemp, Inc. is a national provider of clerical, light industrial, information technology and financial temporary staffing and direct-hire services to Fortune 1000 companies, as well as, small and mid-size local and regional companies, including manufacturing, service, retail, banking and governmental agencies. The Company provides its services in 35 states, and the District of Columbia through a network of 230 offices, of which 132 are Company-owned and 98 are independently managed franchises.

The Company provides temporary personnel and direct-hire services in the following two segments: Commercial and Specialty. These segments provide services to the Clerical, Industrial, Professional and Information Technology business sectors. The sales and delivery functions for our clients are concentrated in and through our field offices. Our headquarters provide support services to our field offices in areas such as human resources, risk management, legal, marketing, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, tax, and data processing, which are highly centralized.

Traditional Franchise

Under the Company’s traditional franchise agreements, the franchisee pays all lease and working capital costs relating to its office, including funding payroll and collecting clients’ accounts. Generally, the franchisee pays the Company an initial franchise fee and continuing franchise fees, or royalties, at a standard rate of 7.0% of its gross billings. Franchisees that have renewed their franchise agreement could qualify for a reduced rate (ranging from 5.5% - 6.5%) based on gross billings. Additionally, a discounted rate is utilized with national accounts for which the Company’s fee is reduced. The average royalty rate was 6.2% for the six months ended April 2, 2006. The Company processes payroll and invoices clients, and the franchisee employs all management staff and temporary personnel affiliated with its office. The Company no longer offers this form of franchise agreement.

Licensed Franchise

Under the Company’s licensed franchise agreements, the licensee pays the Company an initial franchise fee and pays all lease and operating costs relating to its office. The licensee employs all management staff affiliated with its office, but the Company employs all temporary personnel affiliated with the licensed franchise office, handles invoicing and collection of clients’ accounts and generally remits to the licensed franchisee 60% - 70% of the office’s gross profit. The Company’s share of the licensee’s gross profit, representing the continuing franchise fees, is generally not less than 7.5% of the licensed franchisee’s gross billings. However, the Company’s share of the licensees’ gross profit is decreased for (i) national accounts for which the Company’s fee is reduced to compensate for lower gross margins, (ii) sales incentive programs and (iii) licensees that have renewed their franchise agreement and qualify for a reduced rate (ranging from 6.0% - 7.0%) based on gross revenues. For the six months ended April 2, 2006, the Company’s average share of licensee’s gross revenues was 6.5%. The percentage of gross profit paid to the licensee is generally based on the level of hours billed during the contract year. The Company adopted a new form of licensed franchise agreement in December 2005. The new licensed franchise agreement will be used with new licensees and certain existing licensees who decide to convert to the new agreement.

Executive Summary

The staffing industry is a highly competitive industry, which has contributed to significant price competition and lower margins as major staffing companies have attempted to maintain or gain market share. Although it is likely that the pressure on margins will continue throughout fiscal 2006, the Company believes its focus on increasing its business mix with specialty staffing services and its direct-hire business will help mitigate the impact of the downward trend on margins throughout the industry. The demand for temporary staffing has also continued to grow as demonstrated in recent surveys by the American Staffing Association (“ASA”). According to ASA, new record highs were set for staffing industry employment and sales in the third quarter (currently the most recent available statistics) of calendar 2005. The third quarter’s numbers surpassed the industry’s previous peak, set in the second quarter of 2005. While the pace of industry employment and sales increases has slowed over the past two quarters when compared with the same period in 2004, the industry continues to expand and has now posted 12 consecutive quarters of positive year-over-year growth. Management continues to be encouraged by the recent economic data, as well as the steady job growth in the staffing industry.

With respect to long-term positive prospects, the staffing industry has always been inherently difficult to forecast due to its dependence on economic factors and the strength of the labor market. The Company has, however, developed a forecasting tool jointly with the A. Gary Anderson Center for Economic Research at Chapman University. The Quarterly Labor Forecast Report, which is based upon Bureau of Labor Statistics (the “BLS”) and other economic factors, helps to predict total demand for temporary labor. The Company has been utilizing this tool for several years and has recently begun to publish the results on a quarterly basis.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, the Company’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our results of operations and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the consolidated financial statements herein. We believe such highlights are as follows:

•             RemX® achieved $13,499 in total revenues for the three months ended April 2, 2006, compared to $11,360 for the three months ended April 3, 2005, the highest quarterly revenues in this business unit’s history.

•             Direct-hire revenues continued growth into the second quarter of fiscal year 2006, recording the second highest amount of growth in the Company’s history, with sequential growth of 24% from the first quarter of fiscal year 2006 and growth of 46% over the second quarter of fiscal year 2005.

•             Total cost of revenues for the three months ended April 2, 2006 improved with cost of revenues being favorable by 2.8%.

•             Selling and administrative expenses for the three and six months ended April 2, 2006 decreased to 15.2% and 14.4% of revenues, respectively, compared to the three and six months ended April 3, 2005 of 15.4% and 14.7%, respectively.

•             Income before income taxes for the three and six months ended April 2, 2006 were $770 and $3,671, respectively, a significant improvement over the three and six months ended April 3, 2005 loss before income taxes of $1,880 and $1,865, respectively.

•             We believe that the quality of accounts receivable, the Company’s primary operating asset, continues to be consistent, with days sales outstanding (“DSO”) at 43.5 and 42.3 days and an allowance for doubtful accounts as a percentage of gross accounts receivable of 1.5% and 2.2% at April 2, 2006 and April 3, 2005, respectively.

Critical Accounting Policies and Estimates

The discussions and analyses of the Company’s consolidated financial condition and results of operations were based on the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, allowance for doubtful accounts, deferred taxes, estimates to assess the recoverability of intangible and long-lived assets, goodwill impairment, workers’ compensation reserves, contingencies and litigation reserves. These estimates are based on historical experience and a variety of other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies are those most significantly affected by the judgment, estimates and/or assumptions used in the preparation of Remedy’s consolidated financial statements.

Revenue Recognition — The Company generates revenues from the sale of temporary staffing and direct-hire services by its Company-owned and licensed franchise operations and from royalties on sales of such services by its traditional franchise operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Direct-hire revenues are recognized when the direct-hire candidate begins full-time employment. Sales allowances are established to estimate losses due to placed candidates not remaining employed with customers during the Company’s direct-hire guarantee period, typically 30 to 100 days. These losses have historically been insignificant to the Company’s overall results of operations.

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

Workers’ Compensation Costs — The Company maintains reserves for workers’ compensation obligations using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the reserve, and the underlying assumptions regularly, throughout the year, and makes adjustments as needed. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

Goodwill and Other Intangible Assets — The Company accounts for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets that are not amortized. SFAS No. 142 requires goodwill to no longer be amortized but instead be subject to an impairment test at least annually or if events or circumstances change that may reduce the fair value of the reporting unit below its book value. Reporting units are determined based on geographic groupings of Company-owned offices. Intangible assets with finite lives continue to be amortized over their estimated useful lives.

Other Long-Lived Assets — The Company accounts for other long-lived assets under the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets including intangible assets subject to amortization, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated undiscounted future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When it determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. The charges, if any, are included in depreciation and amortization in the accompanying Consolidated Statements of Operations.

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

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company had been profitable through the first fiscal quarter of 2003; however, continued market softness and significant increases in workers’ compensation costs resulted in significant losses in fiscal years 2003 and 2004, with the losses narrowing in fiscal year 2005. The Company has returned to profitability starting in the fourth quarter of fiscal year 2005.

As a result of the Company’s cumulative losses, management concluded that a full valuation allowance was appropriate at April 2, 2006 and at October 2, 2005. While the Company expects to be profitable in fiscal year 2006, in view of the historical losses, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax asset. If, after future assessments of the realizability of the deferred tax assets, the Company determines that a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination. There is a possibility that the Company could release all or a portion of its valuation allowances sometime during fiscal year 2006 provided that the profitability forecasted for that period meets or exceeds budget and if profitability is reasonably expected to be sustained in the future.

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

Results of Operations

For the Three and Six Months Ended April 2, 2006 Compared to the Three and Six Months Ended April 3, 2005

	For the Three Months Ended		% of Respective Revenues
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Company-owned office revenues	$75,791	$77,335
Licensed franchise revenues	48,455	47,623
Franchise royalties and initial franchise fees	373	305
Total revenues	124,619	125,263	100.0%	100.0%
Cost of Company-owned office revenues (exclusive of depreciation and amortization shown below)	58,927	62,162	77.7%	80.4%
Cost of licensed franchise revenues (exclusive of depreciation and amortization shown below)	38,687	38,269	79.8%	80.4%
Licensees’ share of gross profit	6,619	6,392	5.3%	5.1%
Selling and administrative expenses	18,922	19,314	15.2%	15.4%
CIGA litigation	64	40	0.1%	0.1%
Depreciation and amortization	1,165	1,190	0.9%	1.0%
Income (loss) from operations	$235	$(2,104)

	For the Six Months Ended		% of Respective Revenues
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Company-owned office revenues	$158,254	$165,963
Licensed franchise revenues	99,602	96,029
Franchise royalties and initial franchise fees	759	627
Total revenues	258,615	262,619	100.0%	100.0%
Cost of Company-owned office revenues (exclusive of depreciation and amortization shown below)	123,089	133,983	77.8%	80.7%
Cost of licensed franchise revenues (exclusive of depreciation and amortization shown below)	79,431	77,013	79.7%	80.2%
Licensees’ share of gross profit	13,697	12,860	5.3%	4.9%
Selling and administrative expenses	37,217	38,662	14.4%	14.7%
CIGA litigation	193	138	0.1%	0.1%
Depreciation and amortization	2,371	2,554	0.9%	1.0%
Income (loss) from operations	$2,617	$(2,591)

Revenue

	For the Three Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Company-owned office revenues	$75,791	$77,335	$(1,544)	(2.0)%
Licensed franchise revenues	48,455	47,623	832	1.7%
Franchise royalties and initial franchise fees	373	305	68	22.3%
Total revenues	$124,619	$125,263	$(644)	(0.5)%

	For the Six Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Company-owned office revenues	$158,254	$165,963	$(7,709)	(4.6)%
Licensed franchise revenues	99,602	96,029	3,573	3.7%
Franchise royalties and initial franchise fees	759	627	132	21.1%
Total revenues	$258,615	$262,619	$(4,004)	(1.5)%

•             The mix between Company-owned, licensed franchise and franchise royalty revenues shifted with Company-owned revenues accounting for 60.8% and 61.2% of total revenues for the three and six months ended April 2, 2006, respectively, compared to 61.2% and 63.2% for the three and six months ended April 3, 2005, respectively.

•             Company-owned revenues decreased 2.0% and 4.6% for the three and six months ended April 2, 2006, compared to the three and six months ended April 3, 2005. The decrease is primarily attributable to the residual effect of decisions taken during fiscal year 2005 to eliminate certain higher risk and lower margin business, principally in California, that did not meet the Company’s strategic directives. Partially offsetting this was the Company’s RemX® specialty staffing unit, which generated a $2,139 increase in revenues to $13,499 for the three months ended April 2, 2006, compared to the same period in the prior year.

•             For the three and six months ended April 2, 2006, licensed franchise revenues increased $832 or 1.7% and $3,573 or 3.7%, respectively, due to an increase in direct-hire revenues, the addition of several new customers and increased revenues from existing customers.

•             For the three and six months ended April 2, 2006, total direct-hire revenues accounted for 3.4% and 3.0%, respectively, of total revenues, up from 1.1 and 0.9 percentage points for the same period in the prior year.

•             Revenues generated in California decreased to 36.7% and 37.4% of total revenues for the three and six months ended April 2, 2006, respectively, compared to 39.4% and 41.4% for the three and six months ended April 3, 2005, respectively.

The following table summarizes the Company’s segment revenues:

	For the Three Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Commercial	$99,279	$99,451	$(172)	(0.2)%
Specialty	25,340	25,812	(472)	(1.8)%
Total segment revenues	$124,619	$125,263	$(644)	(0.5)%

	For the Six Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Commercial	$207,692	$210,003	$(2,311)	(1.1)%
Specialty	50,923	52,616	(1,693)	(3.2)%
Total segment revenues	$258,615	$262,619	$(4,004)	(1.5)%

•             For the three months ended April 2, 2006, the 0.2% decrease in Commercial revenues reflects the impact of selectively reducing higher risk and lower margin businesses within the Company-owned light industrial business unit of the segment during mid and late fiscal year 2005.

•             For the three months ended April 2, 2006, the 1.8% decrease in revenues from the Specialty segment is due to the impact of closing underperforming offices in mid and late fiscal year 2005 in preparation for organizing the start up of the Talent Magnet™ business unit, partially offset by 19% growth from the RemX® business unit over the same period in the prior year. Direct-hire revenues from Talent Magnet™ grew by 90% for the three months ended April 2, 2006, compared to the same period in the prior year.

•             For the six months ended April 2, 2006, the 1.1% decrease in Commercial revenues reflects the impact of selectively reducing higher risk and lower margin business within the Company-owned light industrial business unit of the segment during mid and late fiscal year 2005. Partially offsetting this decrease are increases noted above in the licensed franchise business unit and increased direct-hire revenues.

•             For the six months ended April 2, 2006, the 3.2% decrease in revenues from the Specialty segment is due to the impact of closing underperforming offices in mid and late fiscal year 2005 in preparation for organizing the start up of the Talent Magnet™ business unit, partially offset by 21% growth from the RemX® business unit over the same period in the prior year. Direct-hire revenues from Talent Magnet™ grew by 81% for the six months ended April 2, 2006, compared to the same period in the prior year.

Cost of Revenues (exclusive of depreciation and amortization)

	For the Three Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Cost of Company-owned office revenues	$58,927	$62,162	$3,235	5.2%
Cost of licensed franchise revenues	38,687	38,269	(418)	(1.1)%
Total cost of revenues	$97,614	$100,431	$2,817	2.8%

	For the Six Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Cost of Company-owned office revenues	$123,089	$133,983	$10,894	8.1%
Cost of licensed franchise revenues	79,431	77,013	(2,418)	(3.1)%
Total cost of revenues	$202,520	$210,996	$8,476	4.0%

•             Total Company-owned and licensed franchise cost of revenues consisted of payroll wages and other expenses related to temporary associates and as a percentage of total revenues were 78.3% and 80.2% for the three months ended April 2, 2006 and April 3, 2005, respectively. The 1.9 percentage point improvement is the result of a 1.2 percentage point increase attributable to the Company’s decrease in workers’ compensation expense; partially offset by the negative impact of other burdens, equating to 0.3 percentage points; 0.1 percentage point increase due to pricing and mix efforts; and a 0.9 percentage point increase as a result of a $1,300 increase in direct-hire revenues, whereby the Company earns a fee for placing an associate in a direct-hire position. Direct-hire revenues as a percentage of total revenues increased to 3.4% for the three months ended April 2, 2006, compared to 2.3% for the three months ended April 3, 2005.

•             Cost of Company-owned revenues as a percent of respective revenues was 77.7% and 80.4% for the three months ended April 2, 2006 and April 3, 2005, respectively. The 2.7 percentage point decrease in cost of Company-owned office revenues is primarily attributable to a decrease in workers’ compensation expense, which contributed 2.1 percentage points. Within the decreased workers’ compensation expense, was an adjustment of 1.5 percentage points or $1,100 as a result of favorable claim frequency and severity trends confirmed in the most recent actuarial reports, in particular within the state of California. Additionally, direct-hire business contributed 1.2 percentage points, while higher burden deducted 0.6 percentage points largely due to an assessment for additional payroll tax liabilities in the state of Tennessee from the Company’s acquisition of our licensed franchise operation in Tennessee.

•             Total Company-owned and licensed franchise cost of revenues consisted of payroll wages and other expenses related to temporary associates and as a percentage of total revenues were 78.3% and 80.3% for the six months ended April 2, 2006 and April 3, 2005, respectively. The 2.0 percentage point improvement is the result of a 1.3 percentage point increase attributable to the Company’s decrease in workers’ compensation expense partially offset by the negative impact of other burdens, equating to 0.1 percentage points; a 0.1 percentage point increase due to pricing and mix efforts and a 0.7 percentage point increase as a result of increased direct-hire revenues, whereby the Company earns a fee for placing an associate in a direct-hire position. Direct-hire revenues as a percentage of total revenues increased 3.0% for the six months ended April 2, 2006, compared to 2.1% for the six months ended April 3, 2005.

•             Cost of Company-owned revenues as a percent of respective revenues was 77.8% and 80.7% for the six months ended April 2, 2006 and April 3, 2005, respectively. The 2.9 percentage point decrease in cost of Company-owned office revenues is primarily attributable to a decrease in workers’ compensation expense, which contributed 2.1 percentage points. Within the decreased workers’ compensation expense was an adjustment of 1.3 percentage points or $2,000 as a result of favorable claim frequency and severity trends confirmed in the most recent actuarial reports, in particular within the state of California. Additionally, improved pricing and mix contributed 0.2 percentage points, while direct-hire business contributed 0.8 percentage points; while higher burden deducted 0.2 percentage points of the increase.

•             The increase in cost of licensed franchise revenues is consistent with the 1.7% and 3.7% increase in licensed franchise revenues for the three and six months ended April 2, 2006 respectively over the same periods in prior years.

The following table summarizes the Company’s segment gross profit (exclusive of depreciation and amortization):

	For the Three Months Ended		% of Segment Revenue
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Commercial	$18,390	$17,194	18.5%	17.3%
Specialty	8,615	7,638	34.0%	29.6%
Total segment gross profit (exclusive of depreciation and amortization)	$27,005	$24,832	21.7%	19.8%

	For the Six Months Ended		% of Segment Revenue
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Commercial	$39,157	$36,085	18.9%	17.2%
Specialty	16,938	15,538	33.3%	29.5%
Total segment gross profit (exclusive of depreciation and amortization)	$56,095	$51,623	21.7%	19.7%

•             For the three months ended April 2, 2006, the 1.2 percentage point increase in the Commercial segment’s gross margin reflects the impact of selectively reducing higher risk and lower margin businesses within the Company-owned light industrial business unit of the segment during mid and late fiscal year 2005.

•             For the three months ended April 2, 2006, the 4.4 percentage point increase in the Specialty segment’s gross margin is due to the impact of closing underperforming offices in mid and late fiscal year 2005 in preparation for organizing the start up of the Talent Magnet™ business unit, in addition to 19% growth from the RemX® business unit over the same period in the prior year. Direct-hire revenues from the Specialty segment grew by 43% for the three months ended April 2, 2006 compared to the same period in the prior year.

•             For the six months ended April 2, 2006, the 1.7 percentage point increase in the Commercial segment’s gross margin reflects the impact of selectively reducing higher risk and lower margin business within the Company-owned light industrial business unit of the segment during mid and late fiscal year 2005. Partially offsetting this decrease are increases noted above in the licensed franchise business unit and increased direct-hire revenues.

•             For the six months ended April 2, 2006, the 3.8 percentage point increase in the Specialty segment’s gross margin is due to the impact of closing underperforming offices in mid and late fiscal year 2005 in preparation for organizing the start up of the Talent Magnet™ business unit, in addition to 21% growth from the RemX® business unit over the same period in the prior year. Direct-hire revenues from the Specialty segment grew by 30% for the six months ended April 2, 2006 compared to the same period in the prior year.

Operating Expenses

	For the Three Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Licensees’ share of gross profit	$6,619	$6,392	$(227)	(3.6)%
Selling and administrative expenses	18,922	19,314	392	2.0%
CIGA litigation	64	40	(24)	(60.0)%
Depreciation and amortization	1,165	1,190	25	2.1%
Total operating expenses	$26,770	$26,936	$166	0.6%

	For the Six Months Ended		Favorable (Unfavorable)
	April 2, 2006	April 3, 2005	$ Change	% Change
Licensees’ share of gross profit	$13,697	$12,860	$(837)	(6.5)%
Selling and administrative expenses	37,217	38,662	1,445	3.7%
CIGA litigation	193	138	(55)	(39.9)%
Depreciation and amortization	2,371	2,554	183	7.2%
Total operating expenses	$53,478	$54,214	$736	1.4%

•             Licensees’ share of gross profit represents the net payments to licensed franchisees based upon a percentage of profit or revenues generated by the licensed franchise operation after deducting certain operating expenses. The increase in licensees’ share of gross profit is consistent with the increase in licensed franchise revenues and cost of licensed franchise revenues. Licensees’ share of gross profit as a percentage of licensed gross profit for the three months ended April 2, 2006 decreased to 67.7% from 68.3% compared to the the same period in prior year. Conversely, the licensees’ share of gross profit as a percentage of licensed gross profit for the six month ended April 2, 2006 increased to 67.9% from 67.6% compared to the same period in prior year.

The following table summarizes the significant changes in selling and administrative and CIGA litigation expenses for the three months ended April 2, 2006 compared to the three fiscal months ended April 3, 2005:

	Favorable (Unfavorable)
	Consolidated Change	Specialty	Commercial	Other*
Colleague salary & related taxes	$457	$272	$(70)	$255
Profit sharing	(1,117)	(530)	(116)	(471)
Colleague travel and business conferences	61	20	9	32
Telephone and data lines	267	65	53	149
Outside Services	672	13	(1)	660
Corporate allocation	—	343	(1,813)	1,470
Legal fees	149	5	1	143
Other selling & administrative	(121)	30	(196)	45
Total change in selling & administrative	$368	$218	$(2,133)	$2,283

The following table summarizes the significant changes in selling and administrative and CIGA litigation expenses for the six months ended April 2, 2006 compared to the six fiscal months ended April 3, 2005:

	Favorable (Unfavorable)
	Consolidated Change	Specialty	Commercial	Other*
Colleague salary & related taxes	$1,393	$701	$163	$529
Profit sharing	(1,408)	(980)	(47)	(381)
Colleague travel and business conferences	229	109	49	71
Telephone and data lines	145	1	—	144
Outside Services	627	15	(9)	621
Corporate allocation	—	860	(3,049)	2,189
Legal fees	262	(3)	2	263
Other selling & administrative	142	270	(268)	140
Total change in selling & administrative	$1,390	$973	$(3,159)	$3,576

*            Other Offices category includes the corporate office.

•             Selling and administrative expenses as a percentage of total revenues were 15.2% and 14.5% for the three and six months ended April 2, 2006, respectively, compared to 15.4% and 14.7% for the three and six months ended April 3, 2005, respectively. The primary factor contributing to the net decrease was colleague salary and related taxes, which decreased $457 and $1,393 for the three and six months ended April 2, 2006, compared to the corresponding period in prior year, resulting primarily from a reduction in headcount.

•             The $1,117 and 1,408 increase in profit sharing for the three and six months ended April 2, 2006, respectively, compared to the three and six months ended April 3, 2005, is due to the increase in direct-hire revenues and improved overall financial performance.

•             The $672 and $627 decrease in outside services for the three and six months ended April 2, 2006, respectively, compared to the three and six months ended April 3, 2005, is a result of corporate overhead cost reduction programs.

•             The $25 and $183 decrease in depreciation and amortization for the three and six months ended April 2, 2006, respectively, compared to the three and six months ended April 3, 2005, is due to an increase in fully depreciated fixed assets at April 2, 2006 compared to April 3, 2005.

Operating Income

Income from operations improved $2,339 to an operating profit of $235 for the three months ended April 2, 2006 from an operating loss of $2,104 for the three months ended April 3, 2005. Income from operations improved $5,208 to an operating profit of $2,617 for the six months ended April 2, 2006 from an operating loss of $2,591 for the six months ended April 3, 2005. Improvement in the Company’s operating income is due to the increase in direct-hire revenues and gross margin improvement. The reduction in corporate wages also contributed to the improved operating profits.

The following table summarizes the operating margins of the Company’s segments:

	For the Three Months Ended		For the Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Commercial	6.7%	6.0%	7.4%	6.2%
Specialty	2.2%	(1.2)%	2.8%	(0.3)%

•             The Commercial segment operating margins improved within both the light industrial and licensed franchise business units for the three and six months ended April 2, 2006, compared with the same periods in the prior year. The main drivers to the improvement were lower workers’ compensation costs in the amount of a 8.6% decrease and the favorable impact of increased direct-hire revenues within both business units.

•             The Specialty segment showed further operating margin improvement for the three and six months ended April 2, 2006, compared with the same periods in prior year. This percentage improvement was attributable to both the Talent Magnet™ business unit’s improved results after closure of underperforming offices in fiscal year 2005 and the impact of increased direct-hire volume as well as the RemX® business unit’s continued growth.

Income tax provision of $202 and $986 as recorded for the three and six months ended April 2, 2006, respectively, compared to income tax benefit of $499 and $462 for the three and six months ended April 3, 2005, respectively. The Company’s overall annual effective tax rate of 27.0% for fiscal year 2006 differs from the statutory rate due as a result of the Company having a full valuation allowance against the deferred tax asset and reflects the expected current year federal and state tax liabilities. The effective tax rate of 24.8% for the second quarter of fiscal 2005 differs from the statutory rate due to the respective current period valuation allowance against the deferred tax asset. The estimated annual effective tax rate is revised quarterly based upon actual operating results, the tax credits earned to date, as well as current annual projections. The cumulative impact of any change in the estimated annual effective tax rate is recognized in the period the change in estimate occurs.

The Company generated net income for the three and six months ended April 2, 2006 of $568 and $2,685, respectively, compared to a net loss for the three and six months ended April 3, 2005 of $1,381 and $1,403, respectively.

Liquidity and Capital Resources

The Company’s balance sheet includes $54,385 in cash and investments as of April 2, 2006 (including restricted cash and investments discussed below) and the Company continues to have no debt, although significant letters of credit are outstanding. Historically, the Company has financed its operations through cash generated by operating activities and its credit facility, as necessary. Generally, the Company’s principal uses of cash are working capital needs and capital expenditures (including management information system initiatives and direct office openings) and franchise acquisitions.

The following table summarizes the Company’s cash and investments and letters of credit at April 2, 2006 and October 2, 2005:

	April 2, 2006	October 2, 2005
Cash and cash equivalents	$26,828	$24,768
Investments	69	68
Deferred compensation investments	4,245	3,771

Total cash and investments — current	31,142	28,607

Total restricted cash and investments — long-term	23,243	22,890
Total cash and investments	$54,385	$51,497

Letters of credit	$31,438	$36,538

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized below:

	For the Six Months Ended
	April 2, 2006	April 3, 2005
Cash provided by (used in):
Operating activities	$3,862	$6,621
Investing activities	(1,823)	13,238
Financing activities	58	94
Effect of exchange rate on cash	(37)	33
Net increase in cash and cash equivalents	2,060	19,986
Cash and cash equivalents at beginning of period	24,768	6,891
Cash and cash equivalents at end of period	$26,828	$26,877

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

•             Cash (used in) provided by investing activities was $(1,823) and $13,238 for the six months ended April 2, 2006 and April 3, 2005, respectively. During the six months ended April 2, 2006, cash used in investing activities was primarily related to capital expenditures, which consisted of cash used for purchases of fixed assets, including information systems development costs. Net cash outflows related to available-for-sale investments were $245 for the six months ended April 2, 2006, compared to $2,342 of cash outflows in the six months ended April 3, 2005. During the six months ended April 2, 2005, cash provided by investing activities was primarily related to the sale of the Company’s securities, partially offset by purchases of fixed assets and investments as well as the final contingent payment relating to the Tennessee aquisition. The Company continues to invest in computer-based technologies and anticipates approximately $1,800 in related capital expenditures for the remaining six months of fiscal 2006.

•             During the six months ended April 2, 2006 and April 3, 2005, cash provided by financing activities primarily resulted from the issuance of the Company’s Class A Common Stock issued through the Employee Stock Purchase Plan.

Cash and cash equivalents increased $2,060 from the prior year as a result of the timing of payroll disbursements and vendor payments and the Company’s timely collection of accounts receivables at April 2, 2006.

As discussed in Note 5 to the condensed notes to consolidated financial statements, the Company provides workers’ compensation insurance to its temporary associates and colleagues. The Company establishes a reserve for the deductible portion of its workers’ compensation claims using actuarial estimates of the ultimate cost of claims and related expenses that have been reported, but not settled and that have been incurred, but not reported. The estimated remaining deductible liability under the aforementioned contracts as of April 2, 2006 is approximately $36,322, of which, $11,807 is recorded as current and $24,515 is recorded as non-current in the Consolidated Balance Sheets. The Company also has an aggregate of $2,078 recorded as a current liability at April 2, 2006 for amounts due to various state funds related to workers’ compensation.

The Company is contractually required to collateralize its obligation under each of these workers’ compensation insurance contracts through the use of irrevocable letters of credit, pledged cash and securities or a combination thereof. The level and type of collateral required for each policy year is determined by the insurance carrier at the inception of the policy year and may be modified periodically. The Company had outstanding letters of credit totaling $31,438 and $36,538 as of April 2, 2006 and October 2, 2005, respectively. At April 2, 2006, the Company had $14,182 available under its lines of credit. The Company believes that this amount plus the letter of credit reductions for previous year programs will be sufficient for the new insurance policy.

The Credit Agreement with Bank of America, commencing December 1, 2004, provides for borrowings up to $50,000 with a provision permitting the Company to increase the aggregate amount of borrowings to $60,000. The Company has granted a security interest to Bank of America in all of its existing and future assets. The Credit

Agreement will expire on December 1, 2006. The Credit Agreement bears interest equal to LIBOR plus 1.75% to 2.75% based upon the Company’s EBITDA or Bank of America’s prime rate plus 0.00% to 0.50% based on EBITDA. The Company is also required to pay monthly fees of 0.25% per annum on the unused portion of the line of credit and monthly fees of 0.75% to 1.50% per annum on outstanding letters of credit based on a pricing matrix. The Credit Agreement requires the Company to comply with a minimum EBITDA covenant which will not go into effect unless the Company’s total liquidity drops below $15,000. Liquidity is defined by the Credit Agreement as unrestricted domestic cash plus excess borrowing availability. The Company is in compliance with all financial covenants as prescribed in the Credit Agreement at April 2, 2006.

The Company had no borrowings outstanding as of April 2, 2006 and October 2, 2005.

As discussed in Part II, Item 1, Legal Proceedings and Note 7 to the condensed notes to consolidated financial statements, the Company recorded a $5,877 charge during the fourth quarter of fiscal year 2004 for the costs of indemnifying certain clients for losses they may suffer as a result of an October 2004 decision by the California Court of Appeal. This charge is based upon various estimates and is subject to change as more information becomes available to the Company. The Company may also choose to reimburse clients that did not enter into contracts with the Company or whose contracts may not have included indemnification language. These costs will be treated as period costs and will be charged to the consolidated statements of operations in the period management decides to make any “goodwill” payments to clients. Management’s current estimate of future “goodwill” payments is a range of $2,000 to $3,000. This estimate is subject to change.

The Company has in effect a universal shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). The universal shelf registration statement permits the Company to sell, in one or more public offerings, shares of its Class A common stock, shares of preferred stock, debt securities, depository shares and/or warrants, or any combination of such securities, for proceeds in an aggregate amount of up to $30,000. Specific terms and prices will be determined at the time of any offering and included in a related prospectus supplement to be filed with the SEC. To date no securities have been issued pursuant to the universal shelf registration statement.

On November 18, 2003, the Company was notified by the State of California Employment Development Department (the “EDD”) that the Company allegedly underpaid its state unemployment insurance tax by approximately $2,000 for the period January 1, 2003 through September 30, 2003. Based on its evaluations and after consulation with outside counsel, the Company believes that its methodology in calculating its state unemployment insurance tax is in compliance with all applicable laws. As of April 2, 2006, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.

In March 2006, the Company was notified of an assessment for additional payroll tax liabilities in the State of Tennessee for the period July 1, 2003 through June 30, 2004. This assessment results from the Company’s acquisition of our licensed franchise operation in Tennessee during fiscal year 2003. As of April 2, 2006, the Company has accrued $683 related to the assessment.

From time to time, the Company may selectively purchase licensed and traditional franchise offices in certain territories with the intent of expanding the Company’s market presence in such regions. The Company may continue evaluating certain strategic acquisitions which may have an impact on liquidity depending on the size of the acquisition.

The Company believes that its current and expected levels of working capital and lines of credits at April 2, 2006 are adequate to support present operations and to fund future growth and business opportunities for the foreseeable future. Should it be necessary, the Company may issue securities under its effective Form S-3 registration statement.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a) (4) (ii).

Contractual Obligations

The Company has no significant contractual obligations not fully recorded in the Consolidated Balance Sheets or fully disclosed in the Condensed Notes to Consolidated Financial Statements. The Company’s estimated workers’ compensation obligation, which represents the remaining deductible liability under the Company’s current workers’ compensation contracts, decreased $2,069 to $36,322 at April 2, 2006, compared to $38,391 at October 2, 2005.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, deferred taxes, estimates to assess the recoverability of intangible and long-lived assets, goodwill impairment, accounting for stock-based compensation workers’ compensation reserves, contingencies and litigation reserves. These policies are described in further detail in our Annual Report on Form 10-K for the year ended October 2, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 2, 2006, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the Remedy class: (1) the order denying class certification for failure to pay wages upon termination/resignation; and (2) the portion of the trial court’s ruling on Remedy’s motion for summary judgment, which excluded from class membership individuals who completed Remedy’s application process but never worked for Remedy. The appeal is pending.

On July 29, 2005, the Court granted Remedy’s motion for summary judgment related to the training class and allowed plaintiffs to recover attorneys’ fees. Plaintiffs filed a motion for reconsideration on various issues, which was denied.

On September 27, 2005, plaintiffs filed an appeal challenging the following two court orders relating to the training class: (1) the order denying class certification as to the tenth cause of action (failure to pay wages upon termination/resignation); and (2) the portion of the trial court’s ruling on Remedy’s summary judgment, which held that all training class members had been properly paid. The appeal is pending.

Significantly, on March 3, 2006, the trial court granted the Company’s request for leave to renew its motion for summary judgment relating to the Remedy class. The hearing on the Company’s renewed motion for summary judgment is set to be heard on June 16, 2006.

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

Despite the Court of Appeal’s decision, in the event of a final unfavorable outcome, Remedy may be obligated to reimburse certain Clients and believes that it would consider reimbursement of other Clients for actual losses incurred as a result of unfavorable rulings in these matters. If Remedy is unsuccessful in dismissing Remedy’s Clients from these matters, and if these Clients or their insurance carriers become obligated to respond to the claims of Remedy’s employees, the Company believes that the direct financial exposure to Remedy becomes a function of the ultimate losses on the claims and the impact of such claims, if any, on the Clients’ insurance coverage, potentially including but not limited to the Clients’ responsibility for any deductibles or retentions under their own workers’ compensation insurance. The Company has received data from the Third Party Administrator (“TPA”) handling the claims for CIGA. Such data indicates claims of approximately $32,903 as of April 2, 2006. The losses incurred to date represent amounts paid to date by the trustee and the remaining claim reserves on open files.

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

Other Contingency

In late 2003, the Company was notified that it may have underpaid certain payroll-related tax liabilities by approximately $2,000 for the period from January 1, 2003 through September 30, 2003. Based on its evaluations and after consultation with outside counsel, the Company believes that the methodology the Company used to calculate these taxes was in compliance with applicable law. The Company is currently working with outside counsel to resolve these matters. As of April 2, 2006 and October 2, 2005, the Company has accrued $983 in connection with the potential settlement of these payroll-related tax matters.

In March 2006, the Company was notified of an assessment for additional payroll tax liabilities in the State of Tennessee for the period July 1, 2003 through June 30, 2004. This assessment results from the Company’s acquisition of our licensed franchise operation in Tennessee during fiscal year 2003. As of April 2, 2006, the Company has accrued $683 related to the assessment.

ITEM 6. EXHIBITS

Set forth below is a list of the exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company(a)
3.2	Amended and Restated Bylaws of the Company(e)
4.1	Specimen Stock Certificate(a)
4.2	Shareholder Rights Agreement(a)
10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)
10.2	*Paul W. Mikos Employment Agreement, as amended(g)
10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)
10.7	*Deferred Compensation Agreement for Alan M. Purdy(a)
10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers(a)
10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (effective as of January 1, 2005)(cc)
10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (effective as of September 26, 2005)(z)
10.13	Form of Franchising Agreement for Licensed Offices(k)
10.14	Form of Franchising Agreement for Franchised Offices(a)
10.15	Form of Licensing Agreement for IntelliSearch(a)
10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy(b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)
10.22	*RemedyTemp, Inc. Deferred Compensation Plan (effective as of January 1, 2005)(cc)

Exhibit No.	Description
10.23	*Amended and Restated Employment Agreement for Greg Palmer(m)
10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (effective as of January 1, 2005)(cc)
10.25	Form of Licensing Agreement for i/Search 2000®(e)
10.27	*Paul W. Mikos Severance Agreement and General Release(j)
10.28	*Gunnar B. Gooding Employment and Severance Letter(l)
10.29	*Cosmas N. Lykos Employment and Severance Letter(l)
10.30	*Alan M. Purdy Retirement Agreement and General Release(n)
10.31	*Monty Houdeshell Employment Letter(o)
10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(q)
10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)
10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement(u)
10.39	*Short-term Incentive Bonus Plan for Fiscal 2005(v)
10.40	*Amended Agreement with Janet Hawkins(w)
10.41	*Deferred Compensation Plan for Greg Palmer(cc)
10.42	*Form of Change in Control Severance Agreement(x)
10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer(y)
10.44	*Short-Term Incentive Bonus Plan for Fiscal 2006(aa)
10.45	*Form of Lock-Up Agreement with certain executive officers(bb)
10.46	Summary of Compensation Arrangements for Named Executive Officers and Directors(cc)
10.47	Form of Franchising Agreement for Licensed Offices (effective January 1, 2006)(dd)
10.48	Form of Early Renewal Addendum for Existing Licensees (effective January 1, 2006)(dd)
10.49	Form of Software License Agreement for Licensees (effective January 1, 2006)(dd)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Administrative Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer and Chief Administrative Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(dd) Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMEDYTEMP, INC.

May 12, 2006	/s/ GREG D. PALMER
Greg D. Palmer, President and Chief
Executive Officer

May 12, 2006	/s/ MONTY A. HOUDESHELL
Monty A. Houdeshell, Senior Vice
President Chief Administrative Officer and
Corporate Secretary
(Principal Financial Officer)

May 12, 2006	/s/ JOHN D. SWANCOAT
John D. Swancoat, Vice President and
Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company(a)
3.2	Amended and Restated Bylaws of the Company(e)
4.1	Specimen Stock Certificate(a)
4.2	Shareholder Rights Agreement(a)
10.1	*Robert E. McDonough, Sr. Amended and Restated Employment Agreement(f)
10.2	*Paul W. Mikos Employment Agreement, as amended(g)
10.3	*Robert E. McDonough, Sr. Amendment No. 1 to Amended and Restated Employment Agreement(i)
10.7	*Deferred Compensation Agreement for Alan M. Purdy(a)
10.9	Form of Indemnification Agreement entered into by RemedyTemp, Inc. and each of its directors and certain executive officers(a)
10.11	*Amended and Restated RemedyTemp, Inc. 1996 Stock Incentive Plan (effective as of January 1, 2005)(cc)
10.12	*Amended and Restated RemedyTemp, Inc. 1996 Employee Stock Purchase Plan (effective as of September 26, 2005)(z)
10.13	Form of Franchising Agreement for Licensed Offices(k)
10.14	Form of Franchising Agreement for Franchised Offices(a)
10.15	Form of Licensing Agreement for IntelliSearch(a)
10.18	*Additional Deferred Compensation Agreement for Alan M. Purdy(b)
10.19	Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(c)
10.22	*RemedyTemp, Inc. Deferred Compensation Plan (effective as of January 1, 2005)(cc)
10.23	*Amended and Restated Employment Agreement for Greg Palmer(m)
10.24	*1998 RemedyTemp, Inc. Amended and Restated Deferred Compensation and Stock Ownership Plan for Outside Directors (effective as of January 1, 2005)(cc)
10.25	Form of Licensing Agreement for i/Search 2000®(e)
10.27	*Paul W. Mikos Severance Agreement and General Release(j)
10.28	*Gunnar B. Gooding Employment and Severance Letter(l)
10.29	*Cosmas N. Lykos Employment and Severance Letter(l)
10.30	*Alan M. Purdy Retirement Agreement and General Release(n)
10.31	*Monty Houdeshell Employment Letter(o)
10.34	Amendment No. 2 to the Lease Agreement between RemedyTemp, Inc. and Parker-Summit, LLC(q)
10.36	Business Loan Agreement between Bank of America N.A. and RemedyTemp, Inc.(s)
10.37	Amended and Restated Credit Agreement between Bank of America, N.A. and Remedy Temp, Inc.(t)
10.38	*Robert E. McDonough, Sr. Amendment No. 2 to Amended and Restated Employment Agreement(u)
10.39	*Short-term Incentive Bonus Plan for Fiscal 2005(v)
10.40	*Amended Agreement with Janet Hawkins(w)
10.41	*Deferred Compensation Plan for Greg Palmer(cc)
10.42	*Form of Change in Control Severance Agreement(x)

Exhibit No.	Description
10.43	*Amendment to Amended and Restated Employment Agreement for Greg Palmer(y)
10.44	*Short-Term Incentive Bonus Plan for Fiscal 2006(aa)
10.45	*Form of Lock-Up Agreement with certain executive officers(bb)
10.46	Summary of Compensation Arrangements for Named Executive Officers and Directors(cc)
10.47	Form of Franchising Agreement for Licensed Offices (effective January 1, 2006)(dd)
10.48	Form of Early Renewal Addendum for Existing Licensees (effective January 1, 2006)(dd)
10.49	Form of Software License Agreement for Licensees (effective January 1, 2006)(dd)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Administrative Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Chief Executive Officer and Chief Administrative Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(dd) Incorporated by reference to the exhibit of same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2006.